Form 10QSB
period 2002-03-31
DRILLING INC
filed 2002-05-09
CIK 1160420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


     (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002
                                                --------------

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from           to
                               ---------    ---------

                        Commission File number 000-33265
                                               ---------

                                 DRILLING, INC.
             -------------------------------------------------------
               (Exact name of registrant as specified in charter)

             Nevada                                              87-0618509
-------------------------------                                -------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

 1981 East Murray Holiday Rd,  Salt Lake City, Utah                 84117
-----------------------------------------------------          --------------
(Address of principal executive offices)                          (Zip Code)

                                  801-272-9294
                               -------------------
               Registrant's telephone number, including area code


                               -------------------
  (Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x ] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

                  Class                   Outstanding as of March 31, 2002
                ---------                 --------------------------------
           Common  Stock, $0.001                     737,200

                                      INDEX


                                                                          Page
                                                                          Number
PART I.

      ITEM 1. Financial Statements (unaudited)..............................3

              Balance Sheets................................................4
                 March 31, 2002 and December 31, 2001

              Statements of Operations
                 For the three  months ended March  31, 2002 and 2001 ......5 and the period April 24, 1975 to March 31, 2002

              Statements of Cash Flows
                  For the three months ended March 31, 2002 and 2001 .......6 and the period April 24, 1975  to March 31, 2002

              Notes to Financial Statements.................................7

      ITEM 2. Plan of Operations............................................9

PART II.      Signatures....................................................9

                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Drilling, Inc. ( development stage company) at March 31, 2002 and December 31, 2001, and the related statements of operations, and the statements of cash flows, for the three months ended March 31, 2002 and 2001 and the period April 24, 1975 to March 31, 2002, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2002, are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.


                                   DRILLING, INC.
                             (Development Stage Company)
                                   BALANCE SHEETS
                        March 31, 2002 and December 31, 2001

-----------------------------------------------------------------------------------


                                                                Mar 31,     Dec 31,
                                                                 2002        2001
                                                               --------    --------
ASSETS
CURRENT ASSETS

   Cash                                                        $   --      $   --
                                                               --------    --------

      Total Current Assets                                     $   --      $   --
                                                               ========    ========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

    Accounts payable                                           $   --      $   --
                                                               --------    --------

   Total Current Liabilities                                       --          --
                                                               --------    --------

STOCKHOLDERS' EQUITY

    Common stock
         100,000,000 shares authorized  at $0.001 par value;
         737,200 shares issued and outstanding                      737         737

     Capital in excess of par value                              48,228      46,594

    Accumulated deficit during development stage                (48,965)    (47,331)
                                                               --------    --------

          Total Stockholders' Equity (deficiency)                  --          --
                                                               --------    --------

                                                               $   --      $   --
                                                               ========    ========




                The accompanying notes are an integral part of these
                               financial statements.

                                 DRILLING, INC.
                          ( Development Stage Company )
                             STATEMENT OF OPERATIONS
           For the Three Months Ended March 31, 2002 and 2001 and the
           Period April 24, 1975 (date of inception) to March 31, 2002

--------------------------------------------------------------------------------


                                  Mar 31,          Mar 31,    Apr 24, 1975
                                   2002             2001     to Mar 31, 2002
                                 ---------       ---------   ---------------


REVENUES                         $    --         $    --        $    --

EXPENSES                             1,634            --           48,965
                                 ---------       ---------      ---------

NET LOSS                         $  (1,634)      $    --        $ (48,965)
                                 =========       =========      =========






NET LOSS PER COMMON SHARE

   Basic                         $    --         $    --
                                 ---------       ---------



AVERAGE OUTSTANDING SHARES

    Basic                          737,200         737,200
                                 ---------       ---------








              The accompanying notes are an integral part of these
                             financial statements.



                                       DRILLING, INC.
                                ( Development Stage Company )
                                 STATEMENT OF CASH FLOWS For
                   the Three Months Ended March 31, 2002 and 2001 and the
                 Period April 24, 1975 (date of inception) to March 31, 2002

-----------------------------------------------------------------------------------------------


                                                          Mar 31,      Mar 31,  Apr 24, 1975 to
                                                           2002         2001      Mar 31, 2002
                                                         --------     --------  ---------------

CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                              $ (1,634)    $   --      $(48,965)

   Adjustments to reconcile net loss to
       net cash provided by operating
       activities

         Contributions to capital - expenses                1,634         --         4,105



         Net Cash Flows Used in Operations                   --           --       (44,860)
                                                         --------     --------    --------

CASH FLOWS FROM INVESTING
   ACTIVITIES
                                                             --           --           --
                                                         --------     --------    --------

CASH FLOWS FROM FINANCING
   ACTIVITIES

         Proceeds from issuance of common stock              --           --        44,860
                                                         --------     --------    --------

   Net Change  in Cash                                       --           --          --

   Cash at Beginning of Period                               --           --          --
                                                         --------     --------    --------

   Cash at End of Period                                 $   --       $   --      $   --
                                                         ========     ========    ========


NON CASH FLOWS FROM OPERATING ACTIVITIES

Contributions to capital - expenses - related parties    $  4,105
                                                         --------



                    The accompanying notes are an integral part of these
                                   financial statements.

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


Income Taxes
------------

On December 31, 2001, the Company had a net operating loss available for carry forward of $48,965. The tax benefit of approximately $14,690 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire starting in 2000 through 2022.

Basic Net Income (Loss) Per Share
---------------------------------

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding after the stock split.


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


3.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors and families have acquired 33% of the common stock and have made contributions to the Company by the payment of expenses amounting to $4,105.

4.  GOING CONCERN

The Company does not have the working capital necessary for its planned activity which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, long term financing, and contributions to capital by officers, which will enable the Company to operate for the coming year.

                           ITEM 2. PLAN OF OPERATIONS

--------------------------------------------------------------------------------


The Company's management is seeking and intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company but it does not have the working capital to be successful in this effort.

Continuation of the Company as a going concern is dependent upon obtaining the working capital necessary for its planned activity. The management of the Company has developed a strategy, which they believe can obtain the needed working capital through additional equity funding and long term debt which will enable the Company to continue operations for the coming year.


Liquidity and Capital Resources
-------------------------------

The Company will need additional working capital to finance its planned activity.

Results of Operations
---------------------

The Company has had no operations during this reporting period.


                               PART 2 - SIGNATURES

--------------------------------------------------------------------------------

                                   SIGNATURES

--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                               Drilling, Inc.
                                                [Registrant]


                                               s/ Hans Noerring
                                               ------------------------------
                                               Hans Noerring
                                               Chief Executive Officer


May 9, 2002                                    s/ Jean Noerring
-----------                                    ------------------------------
                                               Jean Noerring
                                               Treasurer