Form 10QSB
period 2002-06-30
DRILLING INC
filed 2002-08-14
CIK 1160420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


     (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended        June  30, 2002
                                        ---------------------------

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from             to
                                       ------------    ------------

         Commission File number       000-33625
                               ---------------------

                                 DRILLING, INC.
             -------------------------------------------------------
               (Exact name of registrant as specified in charter)

             Nevada                                              87-0618509
-------------------------------                                -------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

1981 East Murray Holiday Rd,  Salt Lake City, Utah                 84117
--------------------------------------------------            --------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

              Class                        Outstanding as of June 30, 2002
            ---------                     ----------------------------------
       Common  Stock, $0.001                             737,200




                                         INDEX

                                                                                Page
                                                                               Number
                                                                               ------
PART I.

     ITEM 1.   Financial Statements (unaudited)...................................3

               Balance Sheets.....................................................4
                  June 30, 2002 and December 31, 2001

               Statements of Operations
                  For the three and six  months ended June  30, 2002 and 2001 ....5 and the period April 24, 1975 to June 30, 2002

               Statements of Cash Flows
                  For the six months ended June 30, 2002 and 2001.................6 and the period April 24, 1975  to June 30, 2002

               Notes to Financial Statements......................................7

     ITEM 2.   Plan of Operations.................................................9

PART II.       Signatures.........................................................9


                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Drilling, Inc. ( development stage company) at June 30, 2002 and December 31, 2001, and the related statements of operations, and the statements of cash flows, for the three and six months ended June 30, 2002 and 2001 and the period April 24, 1975 to June 30, 2002, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2002, are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.




                                 DRILLING, INC.
                           (Development Stage Company)
                                 BALANCE SHEETS
                      June 30, 2002 and December 31, 2001

-----------------------------------------------------------------------------------


                                                                Jun 30,     Dec 31,
                                                                 2002        2001
                                                               --------    --------
ASSETS
CURRENT ASSETS

   Cash                                                        $   --      $   --
                                                               --------    --------

      Total Current Assets                                     $   --      $   --
                                                               ========    ========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

    Accounts payable                                           $   --      $   --
                                                               --------    --------

   Total Current Liabilities                                       --          --
                                                               --------    --------

STOCKHOLDERS' EQUITY

    Common stock
         100,000,000 shares authorized  at $0.001 par value;
         737,200 shares issued and outstanding                      737         737

    Capital in excess of par value                               48,825      46,594

    Accumulated deficit during development stage                (49,562)    (47,331)
                                                               --------    --------

          Total Stockholders' Equity (deficiency)                  --          --
                                                               --------    --------

                                                               $   --      $   --
                                                               ========    ========




              The accompanying notes are an integral part of these
                             financial statements.




                                         DRILLING, INC.
                                 ( Development Stage Company )
                                    STATEMENT OF OPERATIONS
               For the Three and Six Months Ended June 30, 2002 and 2001 and the
                   Period April 24, 1975 (date of inception) to June 30, 2002

----------------------------------------------------------------------------------------------


                                  Three Months               Six Months
                             ----------------------    ----------------------
                              Jun 30,      Jun 30,      Jun 30,      Jun 30,    Apr 24, 1975
                               2002         2001         2002         2001     to Jun 30, 2002
                             ---------    ---------    ---------    ---------  ---------------

REVENUES                     $    --      $    --      $    --      $    --      $    --

EXPENSES                           597       12,000        2,231       12,000       49,562
                             ---------    ---------    ---------    ---------    ---------

NET LOSS                     $    (597)   $  12,000    $  (2,231)   $ (12,000)   $ (49,562)
                             =========    =========    =========    =========    =========






NET LOSS PER COMMON SHARE

   Basic                     $    --      $    (.02)   $    --      $    (.02)
                             ---------    ---------    ---------    ---------



AVERAGE OUTSTANDING SHARES


    Basic                      737,200      737,200      737,200      737,200
                             ---------    ---------    ---------    ---------






                      The accompanying notes are an integral part of these
                                     financial statements.



                                        DRILLING, INC.
                                 ( Development Stage Company )
                                    STATEMENT OF CASH FLOWS
                    For the Six Months Ended June 30, 2002 and 2001 and the
                  Period April 24, 1975 (date of inception) to June 30, 2002

---------------------------------------------------------------------------------------------


                                                         Jun 30,     Jun 30,  Apr 24, 1975 to
                                                          2002        2001     Jun 30, 2002
                                                        --------    --------  ---------------
CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                             $ (2,231)   $(12,000)   $(49,562)

   Adjustments to reconcile net loss to
       net cash provided by operating
       activities

         Contributions to capital - expenses               2,231        --         4,702



          Net Cash Flows Used in Operations                 --       (12,000)    (44,860)
                                                        --------    --------    --------

CASH FLOWS FROM INVESTING
   ACTIVITIES
                                                            --          --           --
                                                        --------    --------    --------

CASH FLOWS FROM FINANCING
   ACTIVITIES

         Proceeds from issuance of common stock             --        12,000      44,860
                                                        --------    --------    --------

   Net Change  in Cash                                      --          --          --

   Cash at Beginning of Period                              --          --          --
                                                        --------    --------    --------

   Cash at End of Period                                $   --      $   --      $   --
                                                        ========    ========    ========


NON CASH FLOWS FROM OPERATING ACTIVITIES

Contributions to capital - expenses - related parties   $  4,702
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


Income Taxes
------------

On June 30, 2002, the Company had a net operating loss available for carry forward of $49,562. The tax benefit of approximately $14,869 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire starting in 2000 through 2023.


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


3.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors and families have acquired 33% of the common stock and have made contributions to the Company by the payment of expenses amounting to $4,702.

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


                                                         Drilling, Inc.
                                                           [Registrant]

                                                       s/ Hans Noerring
                                                       -------------------------
                                                        Hans Noerring
                                                        Chief Executive Officer


                                                       s/ Jean Noerring
                                                       -------------------------
        August 13, 2002                                Jean Noerring
                                                       Treasurer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of Drilling, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Hans Noerring, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.





S/ Hans Noerring
-----------------------
Chief Executive Officer

August 13, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of Drilling, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jean Noerring, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.





S/ Jean Noerring
-----------------------
Chief Financial Officer

August 13, 2002