Form 10QSB
period 2001-09-30
DRILLING INC
filed 2002-09-06
CIK 1160420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 2001
                               ----------------------------------

(  )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    -----------------
Commission File number       000-33625
                       ----------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

           Class                           Outstanding as of September 30, 2001
         ---------                         ------------------------------------
    Common  Stock, $0.001                               737,200



                                                 INDEX



                                                                                                   Page
                                                                                                  Number
PART I.

          ITEM 1.   Financial Statements (unaudited).................................................3

                    Balance Sheets...................................................................4
                       September 30, 2002 and December 31, 2000

                    Statements of Operations
                       For the three and nine months ended September 30, 2001 and 2000 ..............5 and the period April 24, 1975 to September 30, 2001

                    Statements of Cash Flows
                        For the nine months ended September 30, 2000 and 2000 .......................6 and the period April 24, 1975  to September 30, 2001


                    Notes to Financial Statements....................................................7

          ITEM 2.   Plan of Operations...............................................................9

PART II.            Signatures.......................................................................9


                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Drilling, Inc. ( development stage company) at September 30, 2001 and December 31, 2000, and the related statements of operations, and the statements of cash flows, for the three and nine months ended September 30, 2001 and 2000 and the period April 24, 1975 to September 30, 2001, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2001, are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.



                                 DRILLING, INC.
                           (Development Stage Company)
                                 BALANCE SHEETS
                    September 30, 2001 and December 31, 2001

-----------------------------------------------------------------------------------


                                                               Sept 30,     Dec 31,
                                                                 2001        2000
                                                               --------    --------
ASSETS
CURRENT ASSETS

   Cash                                                        $   --      $   --
                                                               --------    --------

      Total Current Assets                                     $   --      $   --
                                                               --------    --------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

    Accounts payable                                           $   --      $   --
                                                               --------    --------

   Total Current Liabilities                                       --          --
                                                               --------    --------

STOCKHOLDERS' EQUITY

    Common stock
         100,000,000 shares authorized  at $0.001 par value;
         737,200 shares issued and outstanding on                   737         497
         September 30, 2001; 497,200 on December 31, 2000

    Capital in excess of par value                               44,123      32,363

    Accumulated deficit during development stage                (44,860)    (32,860)
                                                               --------    --------

          Total Stockholders' Equity (deficiency)                  --          --
                                                               --------    --------

                                                               $   --      $   --
                                                               ========    ========




              The accompanying notes are an integral part of these
                             financial statements.




                                         DRILLING, INC.
                                 ( Development Stage Company )
                                    STATEMENT OF OPERATIONS
            For the Three and Nine Months Ended September 30, 2001 and 2000 and the
                Period April 24, 1975 (date of inception) to September 30, 2001

----------------------------------------------------------------------------------------------


                                   Three Months              Nine Months
                             ----------------------   ----------------------
                              Sept 30,     Sept 30,    Sept 30,     Sept 30,     Apr 24, 1975
                               2001          2000       2001          2000    to Sept 30, 2001
                             ---------    ---------   ---------    ---------  ----------------

REVENUES                     $    --      $    --     $    --      $    --        $    --

EXPENSES                         2,400         --        12,000         --           44,860
                             ---------    ---------   ---------    ---------      ---------

NET LOSS                     $  (2,400)   $    --     $ (12,000)   $    --        $ (44,860)
                             =========    =========   =========    =========      =========






NET LOSS PER COMMON SHARE

   Basic                     $    --      $    --     $    (.02)  $    --
                             ---------    ---------   ---------    ---------



AVERAGE OUTSTANDING SHARES


    Basic                      632,200      497,200     632,200      497,200
                             ---------    ---------   ---------    ---------




                      The accompanying notes are an integral part of these
                                     financial statements.




                                 DRILLING, INC.
                          ( Development Stage Company )
                           STATEMENT OF CASH FLOWS For
            the Nine Months Ended September 30, 2001 and 2000 and the
         Period April 24, 1975 (date of inception) to September 30, 2001

--------------------------------------------------------------------------------------


                                                  Sept 30,   Sept 30,   Apr 24, 1975 to
                                                    2001       2000      Sept 30, 2001
                                                  --------    ------    --------------

CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                       $(12,000)   $ --        $(44,860)

   Adjustments to reconcile net loss to
       net cash provided by operating
       activities

         Contributions to capital - expenses         2,400      --           2,400


          Net Cash Flows Used in Operations         (9,600)     --         (42,460)
                                                  --------    ------      --------

CASH FLOWS FROM INVESTING
   ACTIVITIES
                                                      --        --            --
                                                  --------    ------      --------

CASH FLOWS FROM FINANCING
   ACTIVITIES

         Proceeds from issuance of common stock      9,600      --          42.460
                                                  --------    ------      --------

   Net Change  in Cash                                --        --            --

   Cash at Beginning of Period                        --        --            --
                                                  --------    ------      --------

   Cash at End of Period                          $   --        --            --
                                                  ========    ======      ========





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

Income Taxes
------------

On September 30, 2001, the Company had a net operating loss available for carry forward of $44,860. The tax benefit of approximately $13,458 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire starting in 2000 through 2022.

Basic Net Income (Loss) Per Share
---------------------------------

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding after the stock split.

                                 DRILLING, INC.
                          (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

-------------------------------------------------------------------------------


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

Officer-directors and families have acquired 33% of the common stock.

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


                           PART 2 - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

99.1 Certification, dated September 5, 2002, required by Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C ss. 1350, as adopted). Attached hereto

--------------------------------------------------------------------------------

                                   SIGNATURES

--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                                 Drilling, Inc.
                                                   [Registrant]

                                               s/ Hans Noerring
                                               -----------------------------
                                                Hans Noerring
                                                Chief Executive Officer


                                               s/ Jean Noerring
                                               -----------------------------
        September 5, 2002                      Jean Noerring
                                               Treasurer







                                 CERTIFICATIONS


     I, Hans Noerring , certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Drilling, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


 Date: September 5, 2002

s/ Hans Noerring
----------------------------------------------------
Hans Noerring Chief Executive Officer

     I, Jean Noerring, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Drilling, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


 Date: September 5, 2002

s/ Jean Noerring
---------------------------------------------------
Jean Noerring, Chief Financial Officer

                           EXHIBIT 99.1 CERTIFICATION

     Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C.ss. 1350, as adopted), Hans Noerring, Chief Executive Officer and President of Drilling, Inc. (the "Company"), and Lynn Noerring, the Chief Financial Officer of the Company, each hereby certifies that, to the best of his or her knowledge:

     1. The Company's Quarterly Report on Form 10-Q for the period ended September 30, 2001, and to which this Certification is attached as Exhibit 99.1 (the "PERIODIC REPORT") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     2. The information contained in the Periodic Report fairly presents, in all material respects, the financial condition of the Company at the end of the period covered by the Periodic Report and results of operations of the Company for the period covered by the Periodic Report

Dated: September 5, 2002


s/ Hans Noerring
------------------------------------------------
Hans Noerring
Chief Executive Officer and President


s/ Jean Noerring
-------------------------------------------------
Jean Noerring
Chief Financial Officer and Treasurer


THIS  CERTIFICATION   ACCOMPANIES  THIS  REPORT  PURSUANT  TO  SS.  906  OF  THE
SARBANES-OXLEY ACT OF 2002 AND SHALL NOT BE DEEMED "FILED" BY THE COMPANY FOR PURPOSES OF SECTION 18 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.