Form 10KSB
period 2002-12-31
DRILLING INC
filed 2003-03-06
CIK 1160420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 2002
                                             -----------------

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


Commission File number          000-33625
                       -------------------------

                                  DRILLING INC.
                                  -------------
               (Exact name of registrant as specified in charter)

                Nevada                                         87-0618509
--------------------------------------------          --------------------------
State or other jurisdiction of incorporation          (I.R.S. Employer I.D. No.)
           or organization

1981 East Murray Holiday Road, Salt Lake City, Utah             84117
---------------------------------------------------   --------------------------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number, including area code        801-272-9294
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

Check whether the Issuer (1 ) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [ x ] No [ ]
(2) Yes [x ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of

                                    Page -1-
this Form 10-KSB or any amendment to this Form 10-KSB.  [  ]

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

At December 31, 2002, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

    (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                                 Not applicable

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of December 31, 2002, the registrant had 737,200 shares of common stock issued and outstanding.

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

                                    Page -2-

                                TABLE OF CONTENTS

--------------------------------------------------------------------------------


PART I
------
                                                                           Page

ITEM 1.    DESCRIPTION OF BUSINESS                                           4

ITEM 2.    DESCRIPTION OF PROPERTIES                                         8

ITEM 3.    LEGAL PROCEEDINGS                                                 8

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                 8

PART II
-------

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS          8

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION         10

ITEM 7.    FINANCIAL STATEMENTS                                              10

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE                                          10

PART III
--------

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT                10

ITEM 10.   EXECUTIVE COMPENSATION                                            12

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT                                                    13

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    14

PART IV
-------

ITEM 13.   EXHIBITS                                                          14



                                    Page -3-

--------------------------------------------------------------------------------

                         ITEM 1. DESCRIPTION OF BUSINESS

--------------------------------------------------------------------------------


History and Organization

General

DRILLING, INC., (hereinafter "The Company") was originally incorporated on April 24, 1975 as Domi Associates, Inc., pursuant to the Nevada Business Corporation Act. Its original Articles of Incorporation provided for authorized capital of Twenty-five hundred (2500) shares of common stock with no par value. On March 9, 2001, the shareholders of the Company approved an amendment to the Articles of Incorporation changing the authorized capital to one hundred million (100,000,000) shares of common stock with a par value of $0.001 (1 mill) per share and providing for a two hundred to one forward split of the outstanding shares. The amended Articles were filed with the State of Nevada on May 8, 2001. The Company was formed with the stated purpose of conducting any lawful business activity. However, no business was undertaken by The Company until 1984. Between June of 1984 and February of 1986, The Company raised $14,860 through private sales of its stock all of which was expended in the evaluation of two specific mining properties in Arizona and New Mexico. In 1991 the Company raised $18,000 through private sales of its stock all of which was expended in the evaluation of an alluvial gold property in Sierra Leone, Africa. After review of all reports and subsequent field examinations, it was determined in each instance that the Company either did not have the resources to pursue the project or the project was not economically feasible. The Company became inactive after 1991 and has since been in the development stage.

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

     The Company is not currently engaging in any substantive business activity and has no plans to engage in any such activity in the foreseeable future. In its present form, the Company may be deemed to be a vehicle to acquire or merge with a business or company. The Company does not intend to restrict its search to any particular business or industry, and the areas in which it will seek out acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. The Company recognizes that the number of suitable potential business ventures that may be available to it may be extremely limited, and may be restricted to entities who

                                    Page -4-
desire to avoid what these entities may deem to be the adverse factors related to an initial public offering ("IPO"). The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations. Any of these types of entities, regardless of their prospects, would require the Company to issue a substantial number of shares of its common stock to complete any such acquisition, reorganization or merger, usually amounting to between 80 and 95 percent of the outstanding shares of the Company following the completion of any such transaction; accordingly, investments in any such private entity, if available, would be much more favorable than any investment in the Company.

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

     The Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor. The Company anticipates that proposed business ventures will be made available

                                    Page -5-
to it through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, the Company may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which the Company eventually participates. Such persons may include the Company's directors, executive officers, beneficial owners or their affiliates. In this event, such fees may become a factor in negotiations regarding a potential acquisition and, accordingly, may present a conflict of interest for such individuals.

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

Status of any Publicly Announced New Product or Service.

     None; not applicable.

Competitive Business Conditions.

     Management believes that there are literally thousands of "blank check" companies engaged in endeavors similar to those engaged in by the Company; many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets.

                                    Page -6-

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


                                    Page -7-

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


None.


--------------------------------------------------------------------------------

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

--------------------------------------------------------------------------------


No matters were submitted to a vote of shareholders of the Company during the fiscal year ended December 31, 2002.

                                     PART II


--------------------------------------------------------------------------------

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

--------------------------------------------------------------------------------


Market Information

     There is no "public market" for shares of common stock of the Company. Although the Company's shares are quoted on the OTC Bulletin Board of the National Association of Securities Dealers, the Company is unaware of any trades having been consummated. In any event, no assurance can be given that any market for the Company's common stock will develop or be maintained.

The ability of an individual shareholder to trade their shares in a particular state may be subject to various

                                    Page -8-
rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, the Company has no plans to register its securities in any particular state. Further, most likely the Company's shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

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

Holders

     The number of record holders of the Company's common stock as of the date of this report is approximately 26. The Company's transfer agent is Interwest Transfer Company, Inc., 1981 East Murray- Holiday Rd., Salt Lake City, Utah 84117

Dividends

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

Sales of "Unregistered" and "Restricted" Securities Over The Past Three Years.

      In May of 2001, in a private transaction, the Company sold 120,000 shares each to Hans Noerring and Jean Norerring in order to fund certain expenses of the Company. These transactions are deemed exempt pursuant to Section 4(2) of the Act.


                                    Page -9-

--------------------------------------------------------------------------------

        ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

--------------------------------------------------------------------------------


Overview
--------

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

Liquidity and Capital Resources
-------------------------------

As of December 31, 2002, the Company had no assets to pay its liabilities. In the past the Company has paid its expenses by selling shares of its common stock to its officers and directors and by officers' contributions to capital. The Company anticipates that it will continue to pay its expenses by contributions from its officers.

Results of Operations
---------------------

The Company is a development stage company and has had no operations during the fiscal year ended December 31, 2002.


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


--------------------------------------------------------------------------------

            ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

--------------------------------------------------------------------------------


The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures of financial disclosure, however, there was change in the name of the accounting firm from Andersen Andersen & Strong LC to Sellers and Andersen LLC .

                                    PART III


--------------------------------------------------------------------------------

        ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

--------------------------------------------------------------------------------



                                    Page -10-

General
-------

The following table sets forth certain information regarding the current directors and executive officers of the Company:

Name                   Age           Title                            Held Since
----                   ---           -----                            ----------

Hans Noerring*          53      President and Director                2/1/2001

Jean Noerring*          59      Secretary/Treasurer/Director          2/1/2001

*Husband and Wife

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

         The business experience of each of the persons listed above during the past five years is as follows:

Hans Noerring: Director and President

         Mr. Noerring, since 1987 has been employed by Reynolds Construction as a truck driver. Previous to that he was employed by Coca Cola of Salt Lake City from 1980-87, Superior Floor Covering of Salt Lake City from 1975-79, and for the Southeast Furniture of Salt Lake City from 1970-75.

Jean Noerring: Director, Treasurer/Secretary

     Mrs. Noerring retired in 1999. Prior to that she worked as a telemarketing supervisor from 1997-99 and as a secretary from 1983-96.

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

                                    Page -11-

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

The following table sets forth as of December 31, 2002, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the most recent fiscal year or prior years.

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

              NONE


--------------------------------------------------------------------------------

                         ITEM 10. EXECUTIVE COMPENSATION

--------------------------------------------------------------------------------


Cash Compensation

There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended December 31, 2002, 2001, and 2000.

Bonuses and Deferred Compensation

None.

                                    Page -12-

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

--------------------------------------------------------------------------------

    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

--------------------------------------------------------------------------------


The following table sets forth certain information furnished by current management concerning the ownership of common stock of the Company as of December 31, 2002, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common Stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group:

                                Amount and Nature
Name and Address                  of Beneficial
of Beneficial Owner                Ownership(1)                 Percent of Class

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


                                    Page -13-

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


--------------------------------------------------------------------------------

                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

--------------------------------------------------------------------------------


(a) (1) Financial Statements. The following financial statements are included in this report:


Title of Document                                                           Page
-----------------                                                           ----
Report of Sellers and Andersen, Certified Public Accountants                 18

Balance Sheet as of December 31, 2002                                        19

Statements of Operations for years ended December 31, 2002,  and 2001
      and the period April 24, 1975 to December 31, 2002                     20

Statements of Changes in Stockholders' Equity for the period April 24,
    1975 to December 31, 2002                                                21

Statements of Cash Flows for the years ended December 31, 2002, and
    2001 and the period April 24, 1975 to December 31, 2002                  22

Notes to Financial Statements                                                23


                                    Page -14-

(a)(2)  Financial  Statement   Schedules.   The  following  financial  statement
schedules are included as part of this report:

None.

(a)(3) Exhibits. The following exhibits are included as part of this report by reference:

99.1 Certifications, dated March 5, 2003, required by Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C ss. 1350, as adopted). Attached hereto

--------------------------------------------------------------------------------

                                   SIGNATURES

--------------------------------------------------------------------------------


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     DRILLING, INC.
                                                     (Registrant)

                                                     By:   S/ Hans Noerring
                                                        ----------------------
                                                        Hans Noerring
                                                        President and Director

Dated: 5th day of March, 2003.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 5thday of March, 2003.


 S/ Hans Noerring
------------------------------------
Hans Noerring
Director and Chief Executive Officer


 S/ Jean Noerring
------------------------------------
Jean Noerring
Director and Treasurer








                                    Page -15-

                                 CERTIFICATIONS

     I, as President and Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of the Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

 4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ("Evaluation Date"); and
         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 5, 2003                  S/ Hans Noerring
                                    -----------------------------------------
                                    Hans Noerring, President & CEO



                                    Page -16-

I, as Treasurer and Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of the Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ("Evaluation Date"); and
         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date: March 5, 2003                S/ Jean Noerring
                                    ------------------------------------------
                                    Jean Noerring, Treasurer & CFO


                                    Page -17-

SELLERS AND ANDERSEN, L. L.C.
-----------------------------
Certified Public Accountants and Business Consultants
                                                  941 East 3300 South, Suite 202
                                                      Salt Lake City, Utah 84106
                                                          Telephone 801 486-0096
Member SEC Practice Section of the AICPA                        Fax 801 486-0098


Board of Directors
Drilling, Inc.
Salt Lake City, Utah

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Drilling, Inc. (development stage company) at December 31, 2002, and the statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2002 and 2001, and the period April 24, 1975 (date of inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Drilling, Inc. at December 31, 2002 and the results of operations, and cash flows for the years ended December 31, 2002 and 2001 and the period April 24, 1975 (date of inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 4. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Salt Lake City, Utah
March 3, 2003                                           s\Sellers and Andersen

                                    Page -18-

                                 DRILLING, INC.
                           (Development Stage Company)
                                  BALANCE SHEET
                                December 31, 2002

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
                                                                       --------

STOCKHOLDERS' EQUITY

    Common stock
         100,000,000 shares authorized  at $0.001 par value;
         737,200 shares issued and outstanding                              737
    Capital in excess of par value                                       50,440
    Accumulated deficit during development stage                        (51,177)
                                                                       --------

          Total Stockholders' Equity                                       --
                                                                       --------

                                                                       $   --
                                                                       ========



   The accompanying notes are an integral part of these financial statements.

                                    Page -19-

                                 DRILLING, INC.
                          ( Development Stage Company )
                             STATEMENT OF OPERATIONS
             For the Years Ended December 31, 2002 and 2001 and the
         Period April 24, 1975 (date of inception) to December 31, 2002

--------------------------------------------------------------------------------


                                   Dec 31,         Dec 31,      Apr 24, 1975
                                    2002           2001        to Dec 31, 2002
                                  ---------       ---------    ---------------

REVENUES                          $    --         $    --         $    --

EXPENSES                              3,846          14,471          51,177
                                  ---------       ---------       ---------

NET LOSS                          $  (3,846)      $ (14,471)      $ (51,177)
                                  =========       =========       =========






NET LOSS PER COMMON SHARE

   Basic                          $    --         $   (.02)
                                  ---------       ---------



AVERAGE OUTSTANDING SHARES

    Basic                           737,200         737,200
                                  ---------       ---------









   The accompanying notes are an integral part of these financial statements.

                                    Page -20-


                                        DRILLING, INC.
                                ( Development Stage Company )
                         STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           For the Period April 24, 1975 (date of inception ) to December 31, 2002

-------------------------------------------------------------------------------------------


                                               Common Stock       Capital in
                                           --------------------    Excess of    Accumulated
                                            Shares      Amount     Par Value       Deficit
                                           --------    --------    ---------   -------------
Balance April 24, 1975                        --       $   --       $   --       $   --

Issuance of common shares for cash          29,200           29        1,431         --
   at $.05 - September 9, 1984
Net operating loss for the year ended
   December 31, 1984                          --           --           --         (1,460)
Issuance of common shares for cash
 at $.05 - July 23, 1985                   160,000          160        7,840         --
Net operating loss for the year ended
   December  31, 1985                         --           --           --         (8,000)
Issuance of common shares for cash
   at $.05 - February 12, 1986             108,000          108        5,292         --
Net operating loss for the year ended
   December 31, 1986                          --           --           --         (5,400)
Issuance of common shares for cash
   at $.09 - December 18, 1991             200,000          200       17,800         --
Net operating loss for the year ended
   December 31, 1991                          --           --           --        (18,000)
                                           --------    --------    ---------   -----------


Balance  December 31, 2000                 497,200          497       32,363     (32,,860)

Issuance of common shares for cash
   at $.05 - May 20, 2001                  240,000          240       11,760         --
Contributions to capital - expenses           --           --          2,471         --
Net operating loss for the year
   ended December 31, 2001                    --           --           --        (14,471)
                                           --------    --------    ---------   -----------


Balance December 31, 2001                  737,200          737       46,594      (47,331)

Contributions to capital - expenses           --           --          3,846         --
Net operating loss for the year
   ended December 31, 2002                    --           --           --         (3,846)

                                           --------    --------    ---------   -----------

Balance December 31, 2002                  737,200     $    737     $ 50,440     $(51,177)
                                          ========     ========     ========     ========








         The accompanying notes are an integral part of these financial statements.


                                          Page -21-


                                        DRILLING, INC.
                                ( Development Stage Company )
                                   STATEMENT OF CASH FLOWS
         For the Years Ended December 31, 2002 and 2001 and the Period April 24, 1975
                          (date of inception) to December 31, 2002

---------------------------------------------------------------------------------------------


                                                     Dec 31,       Dec 31,   Apr 24, 1975 to
                                                      2002          2001       Dec 31, 2002
                                                    --------      --------    --------------
CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                         $ (3,846)     $(14,471)     $(51,177)

   Adjustments to reconcile net loss to
       net cash provided by operating
       activities

       Contributions to capital - expenses             3,846         2,471         6,317
       Changes in accounts payables                     --            --


          Net Cash Flows Used in Operations             --          12,000       (44,860)
                                                    --------      --------      --------

CASH FLOWS FROM INVESTING
   ACTIVITIES                                           --            --            --
                                                    --------      --------      --------

CASH FLOWS FROM FINANCING
   ACTIVITIES

         Proceeds from issuance of common stock         --          12,000        44,860
                                                    --------      --------      --------

   Net Change  in Cash                                  --            --            --

   Cash at Beginning of Period                          --            --            --
                                                    --------      --------      --------

   Cash at End of Period                            $   --        $   --        $   --
                                                    ========      ========      ========


NON CASH FLOWS FROM OPERATING ACTIVITIES


   Contributions to capital for expenses                                           6,317
                                                                                --------





         The accompanying notes are an integral part of these financial statements.

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

Income Taxes
------------

On December 31, 2002, the Company had a net operating loss available for carry forward of $51,177. The tax benefit of $15,353 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire starting in 2000 through 2023.

Basic Net Income (Loss) Per Share
---------------------------------

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.

Financial Instruments
---------------------

The carrying amounts of financial instruments are considered by management to be their estimated fair values.





                                    Page -23-

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

3.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors   have  have  acquired  32%  of  the  common  stock  and  made contributions to the Company's by the payment of expenses of $6,317.

4.  GOING CONCERN

The Company does not have the working capital necessary to service its liabilities and for its planned activity which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate for the coming year.



                                    Page -24-