Form 10QSB
period 2003-03-31
DRILLING INC
filed 2003-04-28
CIK 1160420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended        March  31, 2003
                               ----------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------
Commission File number              000-33625
                       ---------------------------------------

                                 DRILLING, INC.
             -------------------------------------------------------
               (Exact name of registrant as specified in charter)

             Nevada                                              87-0618509
-------------------------------                                 -------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

 1981 East Murray Holiday Rd,  Salt Lake City, Utah                 84117
-----------------------------------------------------         ----------------
(Address of principal executive offices)                          (Zip Code)

                                  801-272-9294
                               -------------------
               Registrant's telephone number, including area code

          ____________________________________________________________
(Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x ] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

                  Class                      Outstanding as of March 31, 2003
                ---------                    --------------------------------
           Common  Stock, $0.001                    737,200

                                      INDEX

                                                                           Page
                                                                          Number
PART I.

   ITEM 1.Financial Statements (unaudited)....................................3

          Balance Sheets......................................................4
             March 31, 2003 and December 31, 2002

          Statements of Operations
             For the three  months ended March  31, 2003 and 2002.............5 and the period April 24, 1975 to March 31, 2003 Statements of Cash Flows
              For the three months ended March 31, 2003 and 2002..............6 and the period April 24, 1975  to March 31, 2003

          Notes to Financial Statements.......................................7

   ITEM 2.Plan of Operations.................................................10

PART II.  Signatures.........................................................10

                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Drilling, Inc. ( development stage company) at March 31, 2003 and December 31, 2002, and the related statements of operations, and the statements of cash flows, for the three months ended March 31, 2003 and 2002 and the period April 24, 1975 to March 31, 2003, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2003, are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.


                                   DRILLING, INC.
                             (Development Stage Company)
                                   BALANCE SHEETS
                        March 31, 2003 and December 31, 2002

-----------------------------------------------------------------------------------


                                                                Mar 31,     Dec 31,
                                                                 2003        2002
                                                               --------    --------
ASSETS
CURRENT ASSETS

   Cash                                                        $   --      $   --
                                                               --------    --------

      Total Current Assets                                     $   --      $   --
                                                               ========    ========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

    Accounts payable                                           $   --      $   --
                                                               --------    --------

   Total Current Liabilities                                       --          --
                                                               --------    --------

STOCKHOLDERS' EQUITY

    Common stock
         100,000,000 shares authorized  at $0.001 par value;
         737,200 shares issued and outstanding                      737         737

     Capital in excess of par value                              52,315      50,440

    Accumulated deficit during development stage                (53,052)    (51,177)
                                                               --------    --------

          Total Stockholders' Equity (deficiency)                  --          --
                                                               --------    --------

                                                               $   --      $   --
                                                               ========    ========




     The accompanying notes are an integral part of these financial statements.

                                 DRILLING, INC.
                          ( Development Stage Company )
                             STATEMENT OF OPERATIONS
           For the Three Months Ended March 31, 2003 and 2002 and the
          Period April 24, 1975 (date of inception) to March 31, 2003

-------------------------------------------------------------------------------


                              Mar 31,      Mar 31,       Apr 24, 1975
                               2003         2002        to Mar 31, 2003
                             ---------    ---------    ----------------


REVENUES                     $    --      $    --      $           --

EXPENSES                         1,875        1,634              53,052
                             ---------    ---------    ----------------

NET LOSS                     $  (1,875)   $  (1,634)   $        (53,052)
                             =========    =========    ================






NET LOSS PER COMMON SHARE

   Basic                     $    --      $    --
                             ---------    ---------



AVERAGE OUTSTANDING SHARES

    Basic                      737,200      737,200
                             ---------    ---------









   The accompanying notes are an integral part of these financial statements.



                                         DRILLING, INC.
                                 ( Development Stage Company )
                                    STATEMENT OF CASH FLOWS
                   For the Three Months Ended March 31, 2003 and 2002 and the
                  Period April 24, 1975 (date of inception) to March 31, 2003

----------------------------------------------------------------------------------------------


                                                         Mar 31,     Mar 31,   Apr 24, 1975 to
                                                          2003        2002      Mar 31, 2003
                                                        --------    --------    ------------

CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                             $ (1,875)   $ (1,634)   $    (53,052)

   Adjustments to reconcile net loss to
       net cash provided by operating
       activities

         Contributions to capital - expenses               1,875       1,634           8,192



          Net Cash Flows Used in Operations                 --          --           (44,860)
                                                        --------    --------    ------------

CASH FLOWS FROM INVESTING
   ACTIVITIES                                               --          --             --
                                                        --------    --------    ------------

CASH FLOWS FROM FINANCING
   ACTIVITIES

         Proceeds from issuance of common stock             --          --            44,860
                                                        --------    --------    ------------

   Net Change  in Cash                                      --          --              --

   Cash at Beginning of Period                              --          --              --
                                                        --------    --------    ------------

   Cash at End of Period                                $   --      $   --      $       --
                                                        ========    ========    ============


NON CASH FLOWS FROM OPERATING ACTIVITIES

Contributions to capital - expenses - related parties   $  8,192
                                                       ---------



           The accompanying notes are an integral part of these financial statements.

                                 DRILLING, INC.
                          ( Development Stage Company )
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2003

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

Income Taxes

On March 31, 2003, the Company had a net operating loss available for carry forward of $53,052. The tax benefit of approximately $15,916 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire starting in 2012 through 2024.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the preferred share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

                                 DRILLING, INC.
                          ( Development Stage Company )
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                 March 31, 2003

--------------------------------------------------------------------------------


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their estimated fair values.

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk.

Revenue Recognition

Revenue is recognized on the sale and delivery of a product or the completion of a service provided.

Advertising and Market Development

The company expenses advertising and market development costs as incurred.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

                                 DRILLING, INC.
                          ( Development Stage Company )
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                 March 31, 2003

--------------------------------------------------------------------------------


3.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors and families have acquired 33% of the common stock and have made contributions to the Company by the payment of expenses amounting to $8,192.

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


                           PART 2 - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

99.1 Certification, dated April 25, 2003, required by Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C ss. 1350, as adopted). Attached hereto

--------------------------------------------------------------------------------

                                   SIGNATURES

--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                   Drilling, Inc.
                                   [Registrant]

                                   s/ Hans Noerring
                                   ----------------------------------------
                                   Hans Noerring, Chief Executive Officer


                                   s/ Jean Noerring
                                   ----------------------------------------
   April 25, 2003                  Jean Noerring, Treasurer

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

Date: April 25, 2003                      S/ Hans Noerring
                                          ------------------------------------
                                          Hans Noerring, President & CEO

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

 Date: April 25, 2003                     S/ Jean Noerring
                                          ----------------------------------
                                          Jean Noerring, Treasurer & CFO