Form 10QSB
period 2003-06-30
DRILLING INC
filed 2003-08-08
CIK 1160420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June  30, 2003
                               --------------------------

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    -----------------

Commission File number         000-33625.
                       -----------------------

                                 DRILLING, INC.
             -------------------------------------------------------
               (Exact name of registrant as specified in charter)

             Nevada                                         87-0618509
-------------------------------                            -------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

 1981 East Murray Holiday Rd,  Salt Lake City, Utah           84117
-----------------------------------------------------      ----------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

                  Class                   Outstanding as of June 30, 2003
                ---------                 -------------------------------
           Common  Stock, $0.001                 737,200

                                      INDEX

                                                                           Page
                                                                          Number
PART I.

     ITEM 1.  Financial Statements (unaudited).................................3

              Balance Sheets...................................................4
                 June 30, 2003 and December 31, 2002

              Statements of Operations
                 For the three and six months ended June 30, 2003 and 2002...5 and the period April 24, 1975 to June 30, 2003

              Statements of Cash Flows
                  For the six months ended June 30, 2003 and 2002..............6 and the period April 24, 1975  to June 30, 2003

              Notes to Financial Statements....................................7

     ITEM 2.  Plan of Operations..............................................10

PART II.      Signatures......................................................10

                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Drilling, Inc. ( development stage company) at June 30, 2003 and December 31, 2002, and the related statements of operations, and the statements of cash flows, for the three and six months ended June 30, 2003 and 2002 and the period April 24, 1975 to June 30, 2003, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2003, are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.


                                   DRILLING, INC.
                             (Development Stage Company)
                                   BALANCE SHEETS
                         June 30, 2003 and December 31, 2002

-----------------------------------------------------------------------------------


                                                                Jun 30,     Dec 31,
                                                                 2003        2002
                                                               --------    --------
ASSETS
CURRENT ASSETS

   Cash                                                        $   --      $   --
                                                               --------    --------

      Total Current Assets                                     $   --      $   --
                                                               ========    ========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

    Accounts payable                                           $   --      $   --
                                                               --------    --------

       Total Current Liabilities                                   --          --
                                                               --------    --------

STOCKHOLDERS' EQUITY

    Common stock
         100,000,000 shares authorized  at $0.001 par value;
         737,200 shares issued and outstanding                      737         737

     Capital in excess of par value                              52,884      50,440

    Accumulated deficit during development stage                (53,621)    (51,177)
                                                               --------    --------

          Total Stockholders' Equity (deficiency)                  --          --
                                                               --------    --------

                                                               $   --      $   --
                                                               ========    ========




              The accompanying notes are an integral part of these
                             financial statements.

                                       -4-


                                         DRILLING, INC.
                                 ( Development Stage Company )
                                    STATEMENT OF OPERATIONS
                   For the Three and Six Months Ended June 30, 2003 and 2002
               and the Period April 24, 1975 (date of inception) to June 30, 2003

----------------------------------------------------------------------------------------------



                                  Three Months              Six Months
                               Jun 30,      Jun 30,      Jun 30,     Jun  30,   Apr 24, 1975
                                2003         2002         2003         2002    to Jun 30, 2003
                             ---------    ---------    ---------    ---------  ---------------
REVENUES                     $    --      $    --      $    --      $    --      $        --

EXPENSES                           569          597        2,444        2,231           53,621
                             ---------    ---------    ---------    ---------    -------------

NET LOSS                     $    (569)   $    (597)   $  (2,444)   $  (2,231)   $     (53,621)
                             =========    =========    =========    =========    =============






NET LOSS PER COMMON SHARE

   Basic                     $    --      $    --      $    --      $    --
                             ---------    ---------    ---------    ---------



AVERAGE OUTSTANDING SHARES

    Basic                      737,200      737,200      737,200      737,200
                             ---------    ---------    ---------    ---------









                      The accompanying notes are an integral part of these
                                     financial statements.




                                         DRILLING, INC.
                                 ( Development Stage Company )
                                    STATEMENT OF CASH FLOWS
                    For the Six Months Ended June 30, 2003 and 2002 and the
                   Period April 24, 1975 (date of inception) to June 30, 2003

-------------------------------------------------------------------------------------------


                                                         Jun 30,    Jun 30,  Apr 24, 1975 to
                                                          2003       2002     Jun 30, 2003
                                                        --------    --------  ------------
CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                             $ (2,444)   $ (2,231)   $(53,621)

   Adjustments to reconcile net loss to
       net cash provided by operating
       activities

         Contributions to capital - expenses               2,444       2,231       8,761



          Net Cash Flows Used in Operations                 --          --       (44,860)
                                                        --------    --------    --------

CASH FLOWS FROM INVESTING
   ACTIVITIES                                              --           --          --
                                                        --------    --------    --------

CASH FLOWS FROM FINANCING
   ACTIVITIES

         Proceeds from issuance of common stock             --          --        44,860
                                                        --------    --------    --------

   Net Change  in Cash                                      --          --          --

   Cash at Beginning of Period                              --          --          --
                                                        --------    --------    --------

   Cash at End of Period                                $   --      $   --      $   --
                                                        ========    ========    ========


NON CASH FLOWS FROM OPERATING ACTIVITIES

Contributions to capital - expenses - related parties   $  8,761
                                                        --------



                      The accompanying notes are an integral part of these
                                     financial statements.

                                              -6-

                                 DRILLING, INC.
                          ( Development Stage Company )
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003

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

Income Taxes
------------

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilites and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

On June 30, 2003, the Company had a net operating loss available for carry forward of $53,621. The tax benefit of approximately $16,086 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire starting in 2012 through 2024.

                                 DRILLING, INC.
                          ( Development Stage Company )
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  June 30, 2003

--------------------------------------------------------------------------------

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Basic and Diluted Net Income (Loss) Per Share
---------------------------------------------

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Financial Instruments
---------------------

The carrying amounts of financial instruments are considered by management to be their estimated fair values.

Statement of Cash Flows
-----------------------

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Financial and Concentrations Risk
---------------------------------

The Company does not have any concentration or related financial credit risk.

Revenue Recognition
-------------------

Revenue is recognized on the sale and delivery of a product or the completion of a service provided.

Advertising and Market Development
----------------------------------

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

                                 DRILLING, INC.
                          ( Development Stage Company )
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  June 30, 2003

--------------------------------------------------------------------------------


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements
--------------------------------

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors and families have acquired 33% of the common stock and have made contributions to the Company by the payment of expenses amounting to $8,761.

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


                           PART 2 - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

99.1 Certification, dated August 8, 2003, required by Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C ss. 1350, as adopted). Attached hereto

--------------------------------------------------------------------------------

                                   SIGNATURES

--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                     Drilling, Inc.
                                       [Registrant]

                                s/ Hans Noerring
                                -------------------------------------------
                                    Hans Noerring, Chief Executive Officer


                                 s/ Jean Noerring
                                 ------------------------------------------
   August 8, 2003                Jean Noerring, Treasurer

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

Date: August 8, 2003                      S/ Hans Noerring
                                          --------------------------------------
                                          Hans Noerring, President & CEO

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

 Date: August 8, 2003                S/ Jean Noerring
                                     -----------------------------------------
                                     Jean Noerring, Treasurer & CFO