Form 10QSB
period 2003-09-30
DRILLING INC
filed 2003-11-07
CIK 1160420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 2003
                               -------------------------------------

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    ---------------------
Commission File number      000-33625
                       -------------------------

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

                            ________________________
  (Former name, former address, and former fiscal year, if changed since last report.)


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

             Class                  Outstanding as of September 30, 2003
           ---------                ------------------------------------
      Common  Stock, $0.001                    737,200




                                               INDEX

                                                                                             Page
                                                                                            Number
PART I.
          ITEM 1.   Financial Statements (unaudited)..........................................3

                    Balance Sheets............................................................4
                       September 30, 2003 and December 31, 2002

                    Statements of Operations
                       For the three and nine  months ended September  30, 2003 and 2002 .....5 and the period April 24, 1975 to September 30, 2003
                    Statements of Cash Flows
                        For the nine months ended September 30, 2003 and 2002.................6 and the period April 24, 1975  to September 30, 2003


                    Notes to Financial Statements.............................................7

          ITEM 2.   Plan of Operations.......................................................10

PART II.            Signatures...............................................................10



                                                -2-

                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Drilling, Inc. ( development stage company) at September 30, 2003 and December 31, 2002, and the related statements of operations, and the statements of cash flows, for the three and nine months ended September 30, 2003 and 2002 and the period April 24, 1975 to September 30, 2003, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2003, are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.

                                 DRILLING, INC.
                           (Development Stage Company)
                                 BALANCE SHEETS
                    September 30, 2003 and December 31, 2002

--------------------------------------------------------------------------------


                                                            Sep 30,     Dec 31,
                                                             2003        2002
                                                           --------    --------
ASSETS
CURRENT ASSETS

Cash                                                       $   --      $   --
                                                           --------    --------

Total Current Assets                                       $   --      $   --
                                                           ========    ========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable                                           $   --      $   --
                                                           --------    --------

Total Current Liabilities                                      --          --
                                                           --------    --------

STOCKHOLDERS' EQUITY

Common stock
100,000,000 shares authorized at $0.001 par value;
737,200 shares issued and outstanding                           737         737

Capital in excess of par value                               53,445      50,440

Accumulated deficit during development stage                (54,182)    (51,177)
                                                           --------    --------

Total Stockholders' Equity (deficiency)                        --          --
                                                           --------    --------

                                                           $   --      $   --
                                                           ========    ========




   The accompanying notes are an integral part of these financial statements.


                                         DRILLING, INC.
                                 ( Development Stage Company )
                                    STATEMENT OF OPERATIONS
            For the Three and Nine Months Ended September 30, 2003 and 2002 and the
                Period April 24, 1975 (date of inception) to September 30, 2003

---------------------------------------------------------------------------------------------



                                    Three Months            Nine Months
                              Sep 30,       Sep 30,     Sep 30,      Sep  30,   Apr 24, 1975
                               2003          2002        2003          2002    to Sep 30, 2003
                             ---------    ---------    ---------    ---------  ---------------
REVENUES                     $    --      $    --      $    --      $    --      $    --

EXPENSES                           561        1,054        3,005        3,285       54,182
                             ---------    ---------    ---------    ---------    ---------

NET LOSS                     $    (561)   $  (1,054)   $  (3,005)   $  (3,285)   $ (54,182)
                             =========    =========    =========    =========    =========






NET LOSS PER COMMON SHARE

Basic                        $    --      $    --      $    --      $    --
                             ---------    ---------    ---------    ---------



AVERAGE OUTSTANDING SHARES

Basic                          737,200      737,200      737,200      737,200
                             ---------    ---------    ---------    ---------









           The accompanying notes are an integral part of these financial statements.

                                              -5-



                                         DRILLING, INC.
                                 ( Development Stage Company )
                                  STATEMENT OF CASH FLOWS For
                   the Nine Months Ended September 30, 2003 and 2002 and the
                Period April 24, 1975 (date of inception) to September 30, 2003

--------------------------------------------------------------------------------------------


                                                         Sep 30,     Sep 30,  Apr 24, 1975 to
                                                          2003        2002     Sep 30, 2003
                                                        --------    --------  --------------

CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss                                                $ (3,005)   $ (3,285)   $(54,182)

Adjustments to reconcile net loss to
net cash provided by operating
activities

Contributions to capital - expenses                        3,005       3,285       9,322



Net Cash Flows Used in Operations                           --          --       (44,860)
                                                        --------    --------    --------

CASH FLOWS FROM INVESTING
ACTIVITIES                                                  --          --           --
                                                        --------    --------    --------

CASH FLOWS FROM FINANCING
ACTIVITIES

Proceeds from issuance of common stock                      --          --        44,860
                                                        --------    --------    --------

Net Change in Cash                                          --          --          --

Cash at Beginning of Period                                 --          --          --
                                                        --------    --------    --------

Cash at End of Period                                   $   --      $   --      $   --
                                                        ========    ========    ========


NON CASH FLOWS FROM OPERATING ACTIVITIES

Contributions to capital - expenses - related parties   $  9,322
                                                        --------



           The accompanying notes are an integral part of these financial statements.

                                              -6-

                                 DRILLING, INC.
                          ( Development Stage Company )
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003

--------------------------------------------------------------------------------


1.     ORGANIZATION

The Company was incorporated under the laws of the state of Nevada on April 24, 1975 with authorized common capital stock of 2,500 shares with no par value with the name "Domi Associates, Inc." On March 9, 2001 the name was changed to "Drilling, Inc." with an increase in the authorized common capital stock to 100,000,000 shares with a par value of $0.001 and a forward stock split of 200 shares for each outstanding share.

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

Income Taxes
------------

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

On September 30, 2003, the Company had a net operating loss available for carry forward of $54,182. The tax benefit of approximately $16,255 from the carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire starting in 2012 through 2024.

                                 DRILLING, INC.
                          ( Development Stage Company )
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                               September 30, 2003

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

                                 DRILLING, INC.
                          ( Development Stage Company )
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                               September 30, 2003

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

3.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Present and former Officer-directors and families have acquired 33% of the common stock and have made contributions to the Company by the payment of expenses amounting to $9,322.

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


                           PART 2 - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

99.1 Certification, dated November 7, 2003, required by Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C ss. 1350, as adopted). Attached hereto

--------------------------------------------------------------------------------

                                   SIGNATURES

--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                 Drilling, Inc.
                                 [Registrant]

                                 S/ Jason Thomsen
                                 --------------------------------------
                                 Jason Thomsen, President and Treasurer



   November 7, 2003

                                 CERTIFICATIONS


 I, as Chief Executive Officer and Chief Financial Officer, certify that:

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

 4. The registrant's other certifying officers, if any, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
   (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and
   (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5. The registrant's other certifying officers, if any, and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
   (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6. The registrant's other certifying officers, if any,and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2003                       S/ Jason Thompsen
                                             -----------------------
                                             Jason Thomsen CEO & CFO