Form 10KSB
period 2003-12-31
DRILLING INC
filed 2004-02-02
CIK 1160420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 2003
                                             -----------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


Commission File number    000-33625
                       ---------------

                                  DRILLING INC.
                         -------------------------------
               (Exact name of registrant as specified in charter)

                 Nevada                                         87-0618509
--------------------------------------------                ----------------
State or other jurisdiction of incorporation          (I.R.S. Employer I.D. No.)
            or organization

1981 East Murray Holiday Road , Salt Lake City, Utah              84117
-----------------------------------------------------           -------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number, including area code     801-272-9294
                                               --------------------

Securities registered pursuant to section 12 (b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------

      None                                               None

Securities registered pursuant to section 12 (g ) of the Act:

                                     Common
                                ----------------
                                (Title of Class)

Check whether the Issuer (1 ) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [ x ] No [ ] ______ (2) Yes [x ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

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

At December 31, 2003, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                                 Not applicable

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of December 31, 2003, the registrant had 772,200 shares of common stock issued and outstanding.

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

                                TABLE OF CONTENTS


PART I
------------------------------------------------------------------------------



                                                                            PAGE

ITEM 1.    DESCRIPTION OF BUSINESS                                           4

ITEM 2.    DESCRIPTION OF PROPERTIES                                         7

ITEM 3.    LEGAL PROCEEDINGS                                                 7

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                 8

PART II
-------
ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS          8

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION         9

ITEM 7.    FINANCIAL STATEMENTS                                              9

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE                                          9

ITEM 8A.   CONTROLS AND PROCEDURES                                           10

PART III
--------
ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT                10

ITEM 10.   EXECUTIVE COMPENSATION                                            12

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT                                                    13

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    13

PART IV
-------

ITEM 13.   EXHIBITS                                                          14

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES                            15

ITEM 1.    DESCRIPTION OF BUSINESS


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

     In addition, the possibility exists that the Company may acquire or merge with a business or company in which the Company's executive officers, directors, beneficial owners or their affiliates may have an ownership interest. Current Company policy does not prohibit such transactions. Because no such transaction is currently contemplated, it is impossible to estimate the potential pecuniary benefits to these persons.

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

    The Company in the past has had and continues to have discussions with various possible merger or acquisition candidates. However, no definitive agreement has been entered into between the Company and any such candidate. Even in the event that such an agreement is entered into between the Company and such a candidate in the future, it would be subject to many contingencies, any one of which might fail to be satisfied. In that case any such acquisition or merger would fail to be consumated.

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

Number of Employees.

     None.



ITEM 2.  DESCRIPTION OF PROPERTIES


The Company's does not  own any property



ITEM 3.  LEGAL PROCEEDINGS


None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS



No matters were submitted to a vote of shareholders of the Company during the fiscal year ended December 31, 2003.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


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

Holders

     The number of record holders of the Company's common stock as of the date of this report is approximately 27. The Company's transfer agent is Interwest Transfer Company, Inc., 1981 East Murray-Holiday Rd., Salt Lake City, Utah 84117

Dividends

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

Sales of "Unregistered" and "Restricted" Securities Over The Past Three Years.
      In May of 2001, in a private transaction, the Company sold 120,000 shares each to Hans Noerring and Jean Norerring in order to fund certain expenses of the Company. In December 2003, The Company sold 35,000 shares to Jason Thomsen in order to fund expenses of the Company. These transactions are deemed exempt pursuant to Section 4(2) of the Act.



ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION



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

Liquidity and Capital Resources
-------------------------------

      As of December 31, 2003, the Company had minimal assets to pay its liabilities. In the past the Company has paid its expenses by selling shares of its common stock to its officers and directors and by officers' contributions to capital. The Company anticipates that it will continue to pay its expenses by such sale of stock or contributions from its officers.

Results of Operations
---------------------

     The Company is a development stage company and has had no operations during the fiscal year ended December 31, 2003.


ITEM 7.  FINANCIAL STATEMENTS

The financial statements of the Company are included following the signature page to this form 10-KSB.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         The Company's independent auditor for the years ended December 31, 2001 and 2002 was Sellers and Andersen, LLC. On or about January 27, 2004, the
Company terminated the engagement of Sellers and Andersen, LLC as its independent auditor because Sellers and Andersen LLC had not completed its registration with the Public Company Accounting Standards Board which would allow it to render the necessary opinions on the Company's financials. The Board of Directors approved the accounting firm of Pritchett, Siler and Hardy, P.C. to serve as independent auditor of the Company for the year ended December 31, 2003 and any interim periods. The Company has been advised that neither Pritchett, Siler and Hardy, P.C. nor any of their members or associates has any relationship with the Company or any of its affiliates, except in the firm's proposed capacity as the Company's independent auditor.

     During the fiscal years ended December 31, 2001 and 2002, and any subsequent interim periods, the financial statements of the Company did not contain any adverse opinion or disclaimer of opinion from the Company's former independent auditor, and were not modified as to uncertainty, audit scope, or accounting principles, except the reports issued by Sellers and Andersen, LLC contained a statement expressing doubt about the ability of the Company to continue as a going concern due to its status as a development stage company with no significant operating results. During the year ended December 31, 2002, and from that date to the present, there were no disagreements with the former independent auditor on any matter of accounting principles, financial statement disclosure, or auditing scope or procedure which, if not resolved to the former independent auditor's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its audit report.




ITEM 8A. CONTROLS AND PROCEDURES


         Based on an evaluation as of the date of the end of the period covered by this Form 10-KSB, our Chief Executive Office/ Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer/ Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

Changes in Internal Controls

         There were no significant changes in our internal controls over financial reporting that occurred during the quarter and year ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

         We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.



                                    PART III




ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT



General
-------

The following table sets forth certain information regarding the current directors and executive officers of the Company:

Name              Age                Title                     Held Since
----              ---                -----                     ----------

Jason Thomsen     21         President, Sec/ Treas and         10/15/03
                                 Sole Director


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

     The Company  has no audit  committee  financial  expert,  as defined  under
Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

     The business experience of each of the persons listed above during the past five years is as follows:

Jason Thomsen: President, Sec/Treas, and Sole Director

     Mr. Thomsen has been, since November 2002, employed by Clark's Roofing Of Salt Lake City, Utah as a safety correspondent. His duties include securing a jobsite for the crews of his employer and running the necessary safety lines. In addition, since June 2002, he has been self employed as a carpet installer. From June 1998 until June 2002 he was employed by V&F Flooring of salt Lake City, Utah as a carpet installer.

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

(6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

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

The following table sets forth as of December 31, 2003, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the most recent fiscal year or prior years.

Name                   Position              Reports Filed
----                   --------              -------------

          NONE




ITEM 10.  EXECUTIVE COMPENSATION



Cash Compensation

There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended December 31, 2003, 2002, and 2001.

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



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth certain information furnished by current management concerning the ownership of common stock of the Company as of December 31, 2003, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common Stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group:

                                               Amount
Name and Address                            of Beneficial
of Beneficial Owner                           Ownership        Percent of Class

Jason Thomsen (Pres/Sec/
Treas/Dir)                                     35,000                 4.5%
530 W. Murray Blvd. #9D
Murray, Utah 84123

Hans Noerring ( Former Pres/Dir)*             120,000                15.5%
5821 Immigration Canyon
Salt Lake City, Utah 84108

Jean Noerring (Former Sec/Treas/Dir)*         120,000                15.5%
5821 Immigration Canyon
Salt Lake City, Utah 84108

George D. Davis                                40,000                 5.1%
1099 East Ida Circle
Sandy, Utah 84093

All officers and
directors as a group                           35,000                 4.5%

* Husband and Wife


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



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


                                     PART IV


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K



(a) (1) Financial Statements. The following financial statements are included in this report:



Title of Document                                                           Page
-----------------                                                           ----

Report of Pritchett, Siler & Hardy, P. C., Certified Public Accountants      F-1

Balance Sheet as of December 31, 2003                                        F-2

Statements of  Operations  for years ended  December 31, 2003,  and
  2002 and the period April 24, 1975 to December 31, 2003                    F-3

Statements of Changes in Stockholders' Equity for the period
    April 24, 1975 to December 31, 2003                                      F-4

Statements of Cash Flows for the years ended December 31, 2003, and
    2002 and the period April 24, 1975 to December 31, 2003                  F-6

Notes to Financial Statements                                                F-7

(a)(2)  Financial  Statement   Schedules.   The  following  financial  statement
     schedules are included as part of this report:

None.

(a)(3) Exhibits. The following exhibits are included as part of this report by reference:

Exhibit    31.1 Rule 13a-14(a)/15d-14(a) Certification.
Exhibit 32.1 Certification by the Chief Executive Officer/Acting Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.*

(b)  Reports on Form 8-K.

There were no reports filed on Form 8-K during the period covered by this report.

* The Exhibit attached to this Form 10-KSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

   Not Applicable at this time




                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     DRILLING, INC.
                                                     (Registrant)

                                                     By: S/ Jason Thomsen
                                                         ----------------------
                                                         Jason Thomsen
                                                         President and Director

Dated: 30th of January, 2004.




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities indicated on the 30thday of January, 2004.

S/ Jason Thomsen
------------------
Jason Thomsen
Sole Director, President, and Treasurer

                                 DRILLING, INC.
                          [A Development Stage Company]

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


                                 Drilling, Inc.
                          [A Development Stage Company]

                                    CONTENTS



                                                                    PAGE

      --     Independent Auditors' Report                          F - 1


      --     Balance Sheet, December 31, 2003                      F - 2


      --     Statements of Operations, for the years
             ended December 31, 2003 and 2002
             and from inception on April 24, 1975
             through December 31, 2003                             F - 3


      --     Statement of Stockholders' Equity, from
             inception on April 24, 1975 through
             December 31, 2003                                     F - 4


      --     Statements of Cash Flows, for the years
             ended December 31, 2003 and 2002 and from
             inception on April 24, 1975through
             December 31, 2003                                     F - 6


      --     Notes to Financial Statements                         F - 7

                         Pritchett, Siler & Hardy, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS
                          555 East 200 South, Suite 250
                           Sale Lake City, Utah 84102
                         (801)328-2727-Fax (801)328-1123


                          INDEPENDENT AUDITORS' REPORT


Board of Directors
DRILLING, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Drilling, Inc. [a development stage company] at December 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2003 and from inception on April 24, 1975 through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Drilling, Inc. for the period from inception on April 24, 1975 through December 31, 2002 were audited by other auditors whose report, dated March 3, 2003, expressed an unqualified opinion on these financial statements. The financial statements for the period from inception on April 24, 1975 though December 31, 2002 reflect a net loss of $51,177 of the total net loss. The other auditors report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements audited by us present fairly, in all material respects, the financial position of Drilling, Inc. [a development stage company] as of December 31, 2003, and the results of its operations and its cash flows for the year ended December 31, 2003 and for the period from inception on April 24, 1975 through December 31, 2003, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has incurred losses since its inception and has no on-going operations, raising substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


S/ Pritchett, Siler & Hardy, P.C.
PRITCHETT, SILER & HARDY, P.C.

January 28, 2003
Salt Lake City, Utah

                                 DRILLING, INC.
                          [A Development Stage Company]

                                  BALANCE SHEET


                                     ASSETS


                                                                   December 31,
                                                                      2003
                                                                    --------
CURRENT ASSETS:
     Cash                                                           $  1,767
                                                                    --------
               Total Current Assets                                    1,767
                                                                    --------
                                                                    $  1,767
                                                                    --------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                               $   --
                                                                    --------
               Total Current Liabilities                                --
                                                                    --------
STOCKHOLDERS' EQUITY:
     Common stock, $.001 par value,
       100,000,000 shares authorized,
       772,200 shares issued and
       outstanding                                                       772
     Capital in excess of par value                                   55,810
     Deficit accumulated during the
       development stage                                             (54,815)
                                                                    --------
               Total Stockholders' Equity                              1,767
                                                                    --------
                                                                    $  1,767
                                                                    --------



    The accompanying notes are an integral part of this financial statement.

                                 DRILLING, INC.
                          [A Development Stage Company]


                            STATEMENTS OF OPERATIONS


                                                                  From Inception
                                            For the Years Ended    on April 24,
                                                December 31,       1975 Through
                                           ----------------------  December 31,
                                             2003          2002        2003
                                           --------      --------    --------
REVENUE:
     Sales                                 $   --        $   --       $   --
                                           --------      --------     --------
EXPENSES:
     General and administrative               3,638         3,846       54,815
                                           --------      --------     --------

LOSS BEFORE INCOME TAXES                     (3,638)       (3,846)     (54,815)

CURRENT TAX EXPENSE                            --            --           --

DEFERRED TAX EXPENSE                           --            --           --
                                           --------      --------     --------

NET LOSS                                   $ (3,638)     $ (3,846)    $(54,815)
                                           --------      --------     --------

LOSS PER COMMON SHARE                      $   (.00)     $   (.00)    $   (.19)
                                           --------      --------     --------



   The accompanying notes are an integral part of these financial statements.


                                                   DRILLING, INC.
                                           [A Development Stage Company]

                                         STATEMENT OF STOCKHOLDERS' EQUITY

                                    FROM THE DATE OF INCEPTION ON April 24, 1975

                                             THROUGH DECEMBER 31, 2003


                                                                                                          Deficit
                                                                                                        Accumulated
                                                                  Common Stock          Capital in      During the
                                                             -----------------------    Excess of      Development
                                                              Shares       Amount        Par Value         Stage
                                                             ----------    ---------    -----------      ----------
BALANCE, April 24, 1975                                               -  $         -  $           -    $          -

Issuance of 29,200 shares of common stock
  for cash at $.05 per share, September 1984                     29,200           29          1,431               -

Net loss for the period ended December 31, 1984                       -            -              -          (1,460)
                                                             ----------    ---------    -----------      ----------
BALANCE, December 31, 1984                                       29,200           29          1,431          (1,460)

Issuance of 160,000 shares of common stock
  for cash at $.05 per share, July 1985                         160,000          160          7,840               -

Net loss for the year ended December 31, 1985                         -            -              -          (8,000)
                                                             ----------    ---------    -----------      ----------
BALANCE, December 31, 1985                                      189,200          189          9,271          (9,460)

Issuance of 108,000 shares of common stock
  for cash at $.05 per share, February 1986                     108,000          108          5,292               -

Net loss for the year ended December 31, 1986                         -            -              -          (5,400)
                                                             ----------    ---------    -----------      ----------
BALANCE, December 31, 1986                                      297,200          297         14,563         (14,860)

Issuance of 200,000 shares of common stock
  for cash at $.09 per share, December 1991                     200,000          200         17,800               -

Net loss for the year ended December 31, 1991                         -            -              -         (18,000)
                                                             ----------    ---------    -----------      ----------
BALANCE, December 31, 1991                                      497,200          497         32,363          (32860)

Issuance of 240,000 shares of common stock
  for cash at $.05 per share, May 2001                          240,000          240         11,760               -

Contribution to capital - payment of expenses
  by shareholder                                                      -            -          2,471               -

Net loss for the year ended December 31, 2001                         -            -              -         (14,471)
                                                             ----------    ---------    -----------      ----------
BALANCE, December 31, 2001                                      737,200          737         46,594         (47,331)

Contribution to capital - payment of expenses
  by shareholder                                                      -            -          3,846               -

Net loss for the year ended December 31, 2002                         -            -              -          (3,846)
                                                             ----------    ---------    -----------      ----------
BALANCE, December 31, 2002                                      737,200          737         50,440         (51,177)






                                   [Continued]

                                                   DRILLING, INC.
                                           [A Development Stage Company]

                                         STATEMENT OF STOCKHOLDERS' EQUITY

                                    FROM THE DATE OF INCEPTION ON April 24, 1975

                                             THROUGH DECEMBER 31, 2003

                                                    [Continued]


                                                                                                          Deficit
                                                                                                        Accumulated
                                                                  Common Stock          Capital in      During the
                                                             -----------------------     Excess of      Development
                                                               Shares       Amount       Par Value         Stage
                                                             ----------    ---------    -----------      ----------
Issuance of 35,000 shares of common stock
  for cash at $.07 per share, December 2003                      35,000           35          2,365               -

Contribution to capital - payment of expenses
  by shareholder                                                      -            -          3,005               -

Net loss for the year ended December 31, 2003                         -            -              -          (3,638)
                                                             ----------    ---------    -----------      ----------
BALANCE, December 31, 2003                                      772,200  $       772  $      55,810    $    (54,815)
                                                             ----------    ---------    -----------      ----------



























                      The accompanying notes are an integral part of this financial statement.

                                                   DRILLING, INC.
                                           [A Development Stage Company]

                                              STATEMENTS OF CASH FLOWS

                                                                                                      From Inception
                                                                        For the Years Ended           on April 24,
                                                                           December 31,               1975 Through
                                                                      -------------------------       December 31,
                                                                        2003           2002               2003
                                                                      ----------     ----------       ------------
Cash Flows from Operating Activities:
     Net loss                                                       $     (3,638)  $     (3,846)     $     (54,815)
     Adjustments to reconcile net loss to net cash
       used by operating activities:
             Non cash expenses paid by shareholder                         3,005          3,846              9,322
                                                                      ----------     ----------       ------------
               Net Cash Used by Operating Activities                        (633)             -            (45,493)
                                                                      ----------     ----------       ------------

Cash Flows from Investing Activities                                           -              -                  -
                                                                      ----------     ----------       ------------
               Net Cash Provided by Investing Activities                       -              -                  -
                                                                      ----------     ----------       ------------

Cash Flows from Financing Activities:
     Proceeds from common stock issuance                                   2,400              -             47,260
                                                                      ----------     ----------       ------------
               Net Cash Provided by Financing Activities                   2,400              -             47,260
                                                                      ----------     ----------       ------------

Net Increase (Decrease) in Cash                                            1,767              -              1,767

Cash at Beginning of Period                                                    -              -                  -
                                                                      ----------     ----------       ------------

Cash at End of Period                                                $     1,767    $         -      $       1,767
                                                                      ----------     ----------       ------------

Supplemental Disclosures of Cash Flow information:
     Cash paid during the period for:
       Interest                                                      $         -    $         -      $           -
       Income taxes                                                  $         -    $         -      $           -

Supplemental schedule of Noncash Investing and Financing Activities:
     For the year ended December 31, 2003:
         Operating expenses in the amount of $3,005 were paid by shareholders of the company and accounted for as a contribution to capital.

     For the year ended December 31, 2002:
         Operating expenses in the amount of $3,846 were paid by shareholders of the company and accounted for as a contribution to capital..





                     The accompanying notes are an integral part of these financial statements.


                                                        F-6

                                 DRILLING, INC.
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization - Drilling, Inc. ("the Company") was organized as Domi Associates, Inc. under the laws of the State of Nevada on April 24, 1975. On March 9, 2001 the name was changed to Drilling, Inc. The Company has not commenced planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No.
     7. The Company was organized to pursue the acquisition and development of mineral properties. During 1992 the company abandoned the activity and became inactive. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

     Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

     Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standard No. 128, "Earnings Per Share".

     Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

     Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123", SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", were recently issued. SFAS No. 146, 147, 148, 149 and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

     Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes".

     Reclassification - The financial statements for years prior to December 31, 2003 have been reclassified to conform to the headings and classifications used in the December 31, 2003 financial statements. During March 2001 the company underwent a forward stock split of 200 shares for each share outstanding. These financial statements have been prepared using after split shares from inception.

                                 DRILLING, INC.
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - COMMON STOCK

     The company was originally incorporated in April of 1975 with 2,500 authorized shares of no par value common capital stock. In March of 2001 the company increased the authorized common capital stock to 100,000,000 shares and changed the par value to $.001. Also at this time the company affected a forward stock split of 200 shares for every one share of outstanding common capital stock.

     During September 1984 the Company issued 29,200 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $1,460 (or $.05 per share).

     During July 1985, the Company issued 160,000 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $8,000 (or $.05 per share).

     During February 1986, the Company issued 108,000 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $5,400 (or $.05 per share).

     During December 1991, the Company issued 200,000 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $18,000 (or $.09 per share).

     During May 2001, the Company issued 240,000 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $12,000 (or $.05 per share).

     During December 2003, the Company issued 35,000 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $2,400 (or $.07 per share).

NOTE 3 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2003, the Company has available unused operating loss carryforwards of approximately $40,000, which may be applied against future taxable income and which expire in various years through 2023.

                                 DRILLING, INC.
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS


     The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $12,000 and $10,900 as of December 31, 2003 and December 31, 2002, respectively, with an offsetting valuation allowance at each year end of the same amount resulting in a change in the valuation allowance of approximately $1,100 during 2003.

NOTE 4 - RELATED PARTY TRANSACTIONS

     Management Compensation - During the years ended December 31, 2003 and 2002, the Company did not pay any compensation to its officers and directors.

     Operating Expenses - Officers and shareholders of the company paid operating expenses on behalf of the company in the amount of $3,005 during the year ended December 31, 2003 and $9,322 from April 24, 1975, the date of inception, through December 31, 2003. Payment of these expenses have been recorded as contributions to equity.

NOTE 5 - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has no on-going operations, raising substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                 DRILLING, INC.
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS


NOTE 6 - LOSS PER SHARE

     The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods presented:

                                                                                  From Inception
                                                      For the Years Ended          on April 24,
                                                         December 31,              1975 Through
                                                    --------------------------     December 31,
                                                      2003           2002              2003
                                                    ----------      ----------     ------------
  Loss available to common stockholders used in
    loss per share (Numerator)                     $    (3,638)    $    (3,846)    $    (54,815)
                                                    ----------      ----------     ------------
  Weighted average number of common shares
    outstanding used in loss per share during the
    period (Denominator)                               738,542         737,200          295,644
                                                    ----------      ----------     ------------



     Dilutive  loss per share was not  presented,  as the  Company had no common
     equivalent   shares  for  all  periods  presented  that  would  effect  the computation of diluted loss per share.