Form 10KSB/A
period 2003-12-31
DRILLING INC
filed 2004-02-09
CIK 1160420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                              AMENDMENT NUMBER 1 TO
                                   FORM 10-KSB

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 2003
                                             -----------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


Commission File number    000-33625
                       --------------

                                  DRILLING INC.
                          ----------------------------
               (Exact name of registrant as specified in charter)

                Nevada                                        87-0618509
--------------------------------------------                ----------------
State or other jurisdiction of incorporation          (I.R.S. Employer I.D. No.)
          or organization

           1981 East Murray Holiday Road , Salt Lake City, Utah 84117
--------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

Issuer's telephone number, including area code        801-272-9294
                                               -------------------------------

Securities registered pursuant to section 12 (b) of the Act:

Title of each class                  Name of each exchange on which registered
       None                                             None
 ---------------                          --------------------------------

Securities registered pursuant to section 12 (g ) of the Act:

                                     Common
                             -----------------------
                                (Title of Class)

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


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

This amendment is being filed to provide the letter from Issuer's previous Certifying Accounting Firm as provided under Rule 304(a)(3) of Regulation SB


(a)(3) Exhibits. The following exhibits are included as part of this report by reference:

Exhibit 16        Letter from Sellers and Andersen LLC
Exhibit 31.1      Rule 13a-14(a)/15d-14(a) Certification.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                DRILLING, INC.
                                                 (Registrant)

                                                By S/ Jason Thomsen
                                                   ----------------------
                                                   Jason Thomsen
                                                   President and Director

Dated: 6thth of February, 2004.




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities indicated on the 6th day of February, 2004.

S/Jason Thomsen
---------------
Jason Thomsen
Sole Director, President, and Treasurer