Form 10KSB/A
period 2003-12-31
DRILLING INC
filed 2004-02-26
CIK 1160420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                              AMENDMENT NUMBER 2 TO
                                   FORM 10-KSB

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended     December 31, 2003
                               -------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


     Commission File number    000-33625
                            --------------

                                  DRILLING INC.
                         ------------------------------
               (Exact name of registrant as specified in charter)

                Nevada                                         87-0618509
---------------------------------------------              ----------------
State or other jurisdiction of incorporation          (I.R.S. Employer I.D. No.)
           or organization

           1981 East Murray Holiday Road , Salt Lake City, Utah 84117
--------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

Issuer's telephone number, including area code        801-272-9294
                                               -------------------------------

Securities registered pursuant to section 12 (b) of the Act:

         Title of each class Name of each exchange on which registered

       None                                                   None
  ---------------                                      -------------------

Securities registered pursuant to section 12 (g ) of the Act:

                                     Common
                             -----------------------
                                (Title of Class)

Check whether the Issuer (1 ) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [ x ] No [ ](2) Yes [x ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

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

At January 31, 2004, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

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


Exhibit 31.1      Rule 13a-14(a)/15d-14(a) Certification.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES


Audit Fee
---------

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of Drilling's annual financial statement and review of financial statements included in Drilling's 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $2,910.00 for fiscal year ended 2002 and $2,690.00 for fiscal year ended 2003.

Audit-Related Fees
------------------

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Drilling's financial statements that are not reported above were $ -0- for fiscal years ended 2002 and 2003.

Tax Fees
--------

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advise, and tax planning were $150.00 for fiscal year ended 2002 and $150.00 for fiscal year ended 2003.

All Other Fees
--------------

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $ -0- for fiscal years ended 2002 and 2003.

 We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               DRILLING, INC.
                                               (Registrant)

                                               By: S/ Jason Thomsen
                                                  --------------------
                                               Jason Thomsen
                                               President and Director

Dated: 24th of February, 2004.




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities indicated on the 24th day of February, 2004.


S/Jason Thomsen
---------------------------------------
Jason Thomsen
Sole Director, President, and Treasurer