Form 10KSB/A
period 2003-12-31
DRILLING INC
filed 2004-03-08
CIK 1160420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                              AMENDMENT NUMBER 3 TO
                                   FORM 10-KSB

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 2003
                                             -----------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


Commission File number    000-33625
                       -----------------

                                  DRILLING INC.
                        --------------------------------
               (Exact name of registrant as specified in charter)

                 Nevada                                       87-0618509
--------------------------------------------                --------------
State or other jurisdiction of incorporation          (I.R.S. Employer I.D. No.)
            or organization

           1981 East Murray Holiday Road , Salt Lake City, Utah 84117
--------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

Issuer's telephone number, including area code        801-272-9294
                                               ----------------------------

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

Item 9 is amended to provide as follows:

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

     The Company has adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller which is attached hereto as Exhibit 99.1.

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

Exhibit 99.1      Code of Ethics

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DRILLING, INC.
                                         (Registrant)

                                        By:S/ Jason Thomsen
                                           ---------------------
                                           Jason Thomsen
                                           President and Director

Dated: 5th of March, 2004.




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities indicated on the 5th day of March 2004.


S/ Jason Thomsen
-----------------
Jason Thomsen
Sole Director, President, and Treasurer