Form 10QSB
period 2004-03-31
PivX Solutions, Inc.
filed 2004-05-24
CIK 1160420

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ________________ to _______________

                                    000-33625
                            (Commission file number)

                              PIVX SOLUTIONS, INC.
        (Exact name of small business issuer as specified in its charter)

              NEVADA                                            87-0618509
   (State or other jurisdiction                                (IRS Employer
 of incorporation or organization)                          Identification No.)

         24 CORPORATE PLAZA, SUITE 180, NEWPORT BEACH, CALIFORNIA 92660
                    (Address of principal executive offices)

                                 (949) 720-4627
                           (Issuer's telephone number)

    DRILLING, INC., 1981 EAST MURRAY HOLIDAY ROAD, SALT LAKE CITY, UTAH 84117
              (Former name, former address and former fiscal year,
                         if changed since last report)

 Check whether the issuer (1) filed all reports required to be filed by Section
    13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
    (2) has been subject to such filing requirements for the past 90 days.
                                  Yes [X] No [ ]

             The number of shares of common stock outstanding as of
                          May 24, 2004 was 21,796,260.

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                              PIVX SOLUTIONS, INC.
                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I.    FINANCIAL INFORMATION                                             F-1

Item 1.    Financial Statements                                              F-1

           Consolidated Balance Sheet as of March 31, 2004 (unaudited)       F-1

           Consolidated Statements of Operations for the
           three months ended March 31, 2004 and 2003 (unaudited)            F-2

           Consolidated Statement of Stockholders' Equity (deficit) for
           the the three months ended March 31, 2004 (unaudited)             F-3

           Consolidated Statements of Cash Flows for the
           three months ended March 31, 2004 and 2003 (unaudited)            F-4

           Notes to Consolidated Financial Statements (unaudited)            F-5

Item 2.    Management's Discussion and Analysis or Plan of Operations         14

Item 3.    Controls and Procedures                                            18

PART II.   OTHER INFORMATION                                                  19

Item 2.    Change in Securities and Small Business Issuer Purchases of
           Equity Securites                                                   19

Item 4.    Submission of Matters to a Vote of Security Holders                19

Item 6.    Exhibits and Reports on Form 8-K                                   19

SIGNATURES                                                                    20

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS




                 PIVX SOLUTIONS, INC. (FORMERLY DRILLING, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)



                                                                     March 31,
                                                                     ---------
                                                                        2004
                                                                        ----
ASSETS

Current assets:
  Cash                                                              $   780,128
  Accounts receivable                                                    24,000
  Other current assets                                                    5,600
                                                                    -----------
         Total current assets                                           809,728

Deferred offering costs                                                  25,000
Property and equipment, net accumulated depreciation of $37,500          32,298
                                                                    ------------
         Total assets                                               $   867,026
                                                                    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                  $   103,339
  Accrued liabilities                                                   130,979
  Accrued employment contracts                                          267,674
                                                                    ------------
         Total current liabilities                                      501,992

Convertible note due to shareholder                                      10,000
                                                                    ------------
         Total liabilities                                              511,992
                                                                    ------------

Stockholders' equity:
  Preferred stock, 10,000,000 shares authorized; none outstanding            --
  Common stock, $0.001 par value; 100,000,000 shares authorized;
    21,796,260 shares issued and outstanding                             21,796
  Additional paid-in capital                                          3,392,180
  Deferred compensation                                                 (18,750)
  Accumulated deficit                                                (3,040,192)
                                                                    ------------
         Total stockholders' equity                                     355,034
                                                                    ------------
         Total liabilities and stockholders' equity                 $   867,026
                                                                    ============



                   The accompanying notes are an integral part
                  of these consolidated financial statements.


                           PIVX SOLUTIONS, INC. (FORMERLY DRILLING, INC.)
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)


                                                      Three Months Ended   Three Months Ended
                                                        March 31, 2004       March 31, 2003
                                                        --------------       --------------
Consulting revenue                                       $     24,000         $    331,453
                                                         -------------        -------------

Selling, general, and administrative expenses                 421,093              250,727
Research and development                                       26,814               15,900
                                                         -------------        -------------
     Total operating expenses                                 447,907              266,627
                                                         -------------        -------------

Operating income (loss)                                      (423,907)              64,826

Merger-related fees                                        (1,287,490)                  --
Other income                                                      362                   23
                                                         -------------        -------------

     Net income (loss)                                   $ (1,711,035)        $     64,849
                                                         =============        =============

Basic earnings (loss) per share:
   Net income (loss) per common share                    $      (0.10)        $       0.00
                                                         =============        =============

   Basic weighted average number of common shares
     Outstanding                                           16,726,901           14,505,092
                                                         =============        =============

Diluted earnings (loss) per share:
   Net income (loss) per common share                    $      (0.10)        $       0.00
                                                         =============        =============

   Diluted weighted average number of common shares
     Outstanding                                           16,726,901           15,285,092
                                                         =============        =============

                             The accompanying notes are an integral part
                            of these consolidated financial statements.


                                          PIVX SOLUTIONS, INC. (FORMERLY DRILLING, INC.)
                                CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                 THREE MONTHS ENDED MARCH 31, 2004
                                                            (UNAUDITED)



                                            Common Stock
                                            ------------           Additional        Deferred      Accumulated
                                     Shares          Amount     Paid-in Capital    Compensation       Deficit           Total
                                  ------------    ------------    ------------     ------------     ------------     ------------
Balances at January 1, 2004        15,216,868     $    15,217     $ 1,146,412      $        --      $(1,329,157)     $  (167,528)

Stock issued for cash, net of
  offering costs (see Note 4)         733,642             734         916,623               --               --          917,357
Stock issued for services              54,250              54          57,446               --               --           57,500
Allocation of deferred
  offering costs                           --              --         (25,000)              --               --          (25,000)
Fair value of options issued
  to directors                             --              --          25,000          (25,000)              --               --
Amortization of options
  issued to directors                      --              --              --            6,250               --            6,250
Value of stock retained for
merger- related expenses                   --              --       1,277,490               --               --        1,277,490
Common stock retained by
  Drilling shareholders             5,791,500           5,792          (5,792)              --               --               --
Net loss                                   --              --              --               --       (1,711,035)      (1,711,035)
                                  ------------    ------------    ------------     ------------     ------------     ------------

Balances at March 31, 2004         21,796,260     $    21,796     $ 3,392,180      $   (18,750)     $(3,040,192)     $   355,034
                                  ============    ============    ============     ============     ============     ============

                                            The accompanying notes are an integral part
                                           of these consolidated financial statements.


                                PIVX SOLUTIONS, INC. (FORMERLY DRILLING, INC.)
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)



                                                                            Three Months Ended
                                                                       March 31, 2004  March 31, 2003
                                                                       --------------  --------------
Cash flows from operating activities:
  Net income (loss)                                                     $(1,711,035)     $    64,849
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
      Depreciation expense                                                    3,901            4,677
      Non-cash merger-related expenses                                    1,277,490               --
      Stock issued for services                                              57,500               --
      Amortization of deferred compensation                                   6,250           20,000
  Changes in operating assets and liabilities:
        Accounts receivable                                                   8,000          (65,144)
        Prepaid and other                                                     4,200           27,330
        Accounts payable                                                     64,297          (12,129)
        Accrued liabilities                                                  44,029         (158,610)
        Accrued employment contracts                                          9,922           23,241
                                                                        ------------     ------------
             Net cash used in operating activities                         (235,446)         (95,786)
                                                                        ------------     ------------

Cash flows from investing activities-
  Purchases of property and equipment                                        (4,366)         (19,320)

Cash flows from financing activities-
  Proceeds from issuance of common stock                                    917,357           25,000

Net change in cash                                                          677,545          (90,106)

Cash, beginning of period                                                   102,583          125,946
                                                                        ------------     ------------


Cash, end of period                                                     $   780,128      $    35,840
                                                                        ============     ============
Supplemental disclosures for cash flow information
  Cash paid during the year for:
      Income taxes                                                      $       800      $        --

  Non-cash financing activity:
      Value of stock and warrants issued in connection with private
       placement                                                        $   425,206      $        --
      Value of shares retained for merger-related expenses              $ 1,277,490      $        --


                                  The accompanying notes are an integral part
                                 of these consolidated financial statements.

                 PIVX SOLUTIONS, INC. (FORMERLY DRILLING, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1 - Basis of Presentation and Significant Accounting Policies
------------------------------------------------------------------

BASIS OF ACCOUNTING AND CHANGE IN REPORTING ENTITY

PivX Solutions, Inc. ("PivX"), acquired by Drilling, Inc. ("Drilling") on March 10, 2004, is a network security solutions company providing security consulting services and security software products to a variety of businesses and governmental agencies, including but not limited to Microsoft, Boeing, GMAC, NIST and Sony. PivX is in the Beta stage of development of a security software tool Qwik-Fix Pro(TM), which will enable businesses to maintain proactive security on Microsoft Windows-based computers and servers. Management expects to release a commercial version of Qwik-Fix Pro(TM) in June 2004. On May 10, 2004, Drilling, Inc. changed its name to PivX Solutions, Inc. PivX and Drilling will be collectively known as the "Company".

On March 10, 2004, PivX completed the initial closing of a reverse acquisition of Drilling, pursuant to which Drilling will acquire all of the outstanding membership interests of PivX in exchange for a controlling interest in Drilling. Pursuant to the Securities Purchase Agreement and Plan of Reorganization dated March 10, 2004 by and among Drilling, PivX and the members of the PivX, Drilling issued 1.55 shares of its common stock for each of PivX's membership interests transferred to Drilling by each member at the initial closing. As of the initial closing, PivX's members transferred 9,898,250 membership interests (representing approximately 99.0% of PivX's total membership interests outstanding) to Drilling in exchange for 15,342,289 shares of common stock of Drilling. The remaining 101,750 will be exchanged with approximately 157,712 shares of Drilling's common stock upon the remaining members consenting to the issuance.

In connection with the acquisition of PivX by Drilling, the PivX shareholders will obtain approximately 73% of the outstanding common stock of Drilling. For accounting purposes the acquisition was accounted for as a reverse acquisition, whereby the assets of PivX are reported at their historical cost. The assets and liabilities of Drilling would have been recorded at fair value, but no assets or liabilities existed at the date of acquisition. No goodwill was recorded in connection with the reverse acquisition. The reverse acquisition resulted in a change in reporting entity of Drilling for accounting and reporting purposes to that of PivX.

FINANCIAL STATEMENT PREPARATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. The financial statements and related notes of PivX for the years ended December 31, 2003 and 2002 are expected to filed with the SEC on form 8-K filed by June 8, 2004.

                 PIVX SOLUTIONS, INC. (FORMERLY DRILLING, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the condensed consolidated financial statements and accompanying disclosures. Although these estimates are based on management's best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates. The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

QUARTERLY PRO FORMA INFORMATION

The required quarterly pro forma financial results are displayed as if the acquisition between the Company and Drilling took place at January 1, 2003. The pro forma results for the three months ending March 31, 2004 and March 31, 2003 are listed below:

                                                   2004                  2003
                                                   ----                  ----

Revenues                                      $     24,000          $    331,453
Net income (loss)                                 (435,312)               62,974
Earnings (loss) per share                            (0.02)                 0.00
Weighted average shares outstanding             21,118,258            20,034,092


LIQUIDITY AND CAPITAL RESOURCES

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation as a going concern. The Company incurred a net loss of $1,711,035, of which $1,277,490 was a non-recurring, non-cash transaction related to reverse acquisition, for the three months ended March 31, 2004. As of March 31, 2004, the Company had an accumulated deficit of $3,040,192. At March 31, 2004, the Company had cash on hand of $780,128 and working capital of approximately $307,736. The Company needs additional capital to market Qwik-Fix Pro and provide necessary infrastructure as a public company. These conditions raise substantial doubt as to our ability to continue as a going concern. During the three months ended March 31, 2004, the Company raised net proceeds of $917,357 through the sale of 733,642 shares of common stock. Total proceeds raised for the period ended May 4, 2004 net of costs are $1,566,865 on sales of 890,264 shares of common stock. The Company requires additional capital and management has no firm commitments for financing. There are no assurances that management will be successful in its plans. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of the Company. All significant inter-company accounts and transactions have been eliminated.

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at a financial institution in excess of the $100,000 FDIC insurance level.

                 PIVX SOLUTIONS, INC. (FORMERLY DRILLING, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


SOFTWARE DEVELOPMENT COSTS

Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," states that all costs incurred in connection with the development of software subsequent to technological feasibility should be capitalized until such time that the software is available to customers. The Company believes its current process for developing software is essentially completed concurrent with the establishment of technological feasibility and, as such, no costs have been capitalized to date.

DEFERRED OFFERING COSTS

Direct costs incurred in connection with the Company's private placement offering are capitalized (see Note 4). The Company is netting these expenses ratably against the proceeds over the period in which the proceeds are received. In the event the private placement offering is unsuccessful, the Company will charge these costs to operations.

PATENTS AND TRADEMARKS

Patents and trademarks are recorded at cost and amortized using the straight-line method over the estimated useful lives of the related assets ranging from three years. To date amounts incurred were not significant.

PROPERTY, PLANT AND EQUIPMENT

Property and equipment are recorded at cost. Significant renewals and betterments, which extend the life of the related assets, are capitalized. Maintenance and repairs are charged to expense as incurred. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to seven years. Assets, which have a separable life, are depreciated over the life of those assets. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company adopted SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 144 requires that if events or changes in circumstances indicate that the cost of long-lived assets or asset groups may be impaired, an evaluation of recoverability would be performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying value to determine if a write-down to market value would be required. Long-lived assets or asset groups that meet the criteria in SFAS 144 as being held for disposal by sale are reflected at the lower of their carrying amount or fair market value, less costs to sell.

                 PIVX SOLUTIONS, INC. (FORMERLY DRILLING, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has financial instruments whereby the fair value of the financial instruments could be different than that recorded on a historical basis in the accompanying balance sheet. The Company's financial instruments consist of accounts receivable, accounts payable and accrued liabilities. The carrying amounts of the Company's financial instruments generally approximate their fair values as of March 31, 2004.

REVENUE RECOGNITION

For the periods presented, the Company's revenues were derived under consulting contracts. The revenues from the contracts are recognized as the services are completed. In cases whereby the Company did not track the hours under the project, revenues were recorded at the completion of the contract. Upon the Company's release of its software in 2004, the Company will recognize software license fee revenue in accordance with the provisions of Statement of Position SOP 97-2 "Software Revenue Recognition," as amended by SOP 98-9, "Software Revenue Recognition, With Respect to Certain Transactions." Software license fees will be charged for licenses for security software to be delivered to customers for in-house applications. Revenues from single-element software license agreements will be recognized upon installation and acceptance of the software. Revenues from software arrangements involving multiple elements will be allocated to the individual elements based on their relative fair values. If services are considered essential to the functionality of the software product, both the software product revenue and service revenue will be recognized using the percentage of completion method in accordance with the provisions of SOP 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts." Maintenance and rights to unspecified upgrades to licenses will be reported ratably.

Contract revenues will be recognized based on labor hours incurred to date compared to total estimated labor hours for the contract. Contract costs will include all direct labor, direct material and indirect costs related to contract performance. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are recorded in the period in which such losses become probable based on the current contract estimates.

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company has not adopted a fair value-based method of accounting for stock-based compensation plans for employees and non-employee directors. The Company will use the intrinsic value-based approach, and supplement disclosure of the pro forma impact on operations and per share information using the fair value-based approach as required by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure". Stock-based compensation issued to non-employees and consultants are measured at fair value in accordance with SFAS No. 123. Common stock purchase options and warrants issued to non-employees and consultants will be measured at fair value using the Black-Scholes valuation model.

The following table compares the net income (loss) and income (loss) per share as reported to the pro forma amounts that would be reported had compensation expense been recognized for our stock-based compensation plans on a fair value basis for the quarterly periods ended March 31, 2004 and 2003:

                 PIVX SOLUTIONS, INC. (FORMERLY DRILLING, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                            March 31,            March 31,
                                                            ---------            ---------
                                                              2004                 2003
                                                              ----                 ----
Net income (loss) as reported                           $     (1,711,035)     $         64,849
Add: Stock based employee compensation expense
included in reported net income, net of tax                       (6,250)                    -

Deduct: Stock-based employee compensation expense
determined under fair value based on method for all
awards, net of tax                                                15,156                 4,500

Pro forma net income (loss)                             $     (1,719,941)     $         60,349
                                                        =================     =================
Earnings per share, as reported:
         Basic                                          $          (0.10)     $           0.00
                                                        =================     =================
         Diluted                                        $          (0.10)     $           0.00
                                                        =================     =================
Pro forma earnings per share:
         Basic                                          $          (0.10)     $           0.00
                                                        =================     =================
         Diluted                                        $          (0.10)     $           0.00
                                                        =================     =================

The fair value of the options at the date of grant was estimated using the Black-Scholes option pricing model with the following assumptions: the three months ended March 31, 2004, expected life of six years, interest rate of 3.10%, volatility of 75% and zero dividend yield; the three months ended March 31, 2003, expected life of six years, interest rate of 3.13%, volatility of 69% and zero dividend yield. The estimated fair value of the options granted is subject to the assumptions made and if the assumptions changed, the estimated fair value could be significantly different.

SIGNIFICANT CUSTOMERS

During the quarter ended March 31, 2004, revenues from one customer accounted for 100% of total revenues. During the quarter ended March 31, 2003, revenues another customer accounted for 100% of total revenues.

PER SHARE INFORMATION

The Company presents basic earnings (loss) per share ("EPS") and diluted EPS on the face of all statements of operations. Basic EPS is computed as net income
(loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities which are exercisable during or after the reporting period. In the event of a net loss, such incremental shares are not included in EPS since their effects are anti-dilutive. Effects of outstanding options, which were excluded in weighted average dilutive shares outstanding because of the net loss during the three months ended March 31, 2004, were 824,815 shares. Incremental shares included in dilutive EPS for the three months ended March 31, 2003 resulting from outstanding options during the reporting period were 780,000 shares.

NEW ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, GUARANTORS' ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also requires that at all times a company issues a guarantee, a company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The FIN 45 effect on the Company's condensed consolidated financial statement is insignificant as of March 31, 2004.

                 PIVX SOLUTIONS, INC. (FORMERLY DRILLING, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


In December 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE ("SFAS 148") which addresses financial accounting and reporting for recording expenses for the fair value of stock options. SFAS 148 provides alternative methods of transition for a voluntary change to fair value-based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company has elected to continue to apply the intrinsic value-based method of accounting as allowed by APB No. 25 for employee stock-based compensation.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends SFAS 133 to clarify the definition of a derivative and incorporate many of the implementation issues cleared as a result of the Derivatives Implementation Group process. This statement is effective for contracts entered into or modified after June 30, 2003 and should be applied prospectively after that date. SFAS No. 149 will have an insignificant effect on the Company's condensed consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY, ("SFAS 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with SFAS No. 150, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 shall be effective for financial instruments entered into or modified after May 31, 2003. SFAS No. 150 had no significant effect on the Company during the three months ended March 31, 2004.

Note 2 - Commitments
--------------------

EMPLOYMENT CONTRACTS

In previous years the Company entered into employment agreements with four of its employees. Under the terms of these agreements, the Company is obligated to pay a combined yearly salary of $624,000. Two of these agreements are subject to a 6% cost of living increase. Two of the agreements have a term of five years and include a severance pay of two years based on the current salary. The agreements issued 852,500 shares of common stock which have vesting periods from one to three years. In addition, one of the employees was granted options to purchase 930,000 shares of common stock. The options are exercisable at approximately $0.32 and vest over a three-year period. As of March 31, 2004, amounts due on these employment agreements were $267,674 and are included on the accompanying condensed consolidated balance sheet.

INVESTMENT BANKING AGREEMENT

On October 6, 2003, the Company entered into an agreement with an investment-banking firm. The services performed under the agreement were for assisting the Company in identifying and negotiating the acquisition of a public shell and to assist the Company in raising up to $5 million in equity capital in a private placement. In connection with the agreement, the Company issued the

                 PIVX SOLUTIONS, INC. (FORMERLY DRILLING, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



investment bankers 155,000 shares of common stock valued at $100,000 upon the execution of the agreement as compensation. The shares were non-refundable. The value of the shares were allocated evenly between the two major services performed. In connection with the $50,000 allocated to obtaining the shell company, the amount was expensed upon the issuance of the shares. In connection with the $50,000 allocated to assisting the Company in raising capital, the amount was capitalized as a deferred offering cost as it was a direct cost of the private placement described in Note 4. The private placement began in March 2004 and will probably complete by the end of June 2004. The deferred offering costs will be charged against additional paid-in-capital equally in the 1st and 2nd quarter of 2004 as that is the period when the proceeds are expected from the private placement. At March 31, 2004, the Company has $25,000 in deferred offering costs recorded on the balance sheet. In addition, the Company was required to issue the investment banker 3% of the fully diluted common stock post merger. Subsequent to March 31, 2004, the investment banker waived the 3% fee due to the time delays and resulting hardship to the company . Since the merger was effected, management recorded the fair value of the shares that were waived in the amount of $1,277,490 as a merger-related expense.

In addition under the investment banking contract, the Company is required to issue to the investment banker a 10% funding fee and warrants to purchase common stock 10% of the common stock sold under any private placements or fundings while the contract is in effect. These fees are due unless the fees paid to another placement agent are in excess of the 10%.

OPERATING/CAPITAL LEASE

Subsequent to March 31, 2004, the Company entered into a new lease agreement in an adjacent building. Upon entering into the new lease the Company terminated the previous agreement, which had been month to month. The new lease requires the Company to make monthly rental payments between $14,792 and $20,339 and is for a period of three and a half years expiring on approximately November 30, 2007. Included in the new lease agreement was furniture and fixtures that the Company was taking possession of. The Company has yet to determine the fair value of the furniture and fixtures. Upon determination of the fair value of the furniture and fixtures, the Company will allocate the total payments under the lease between the furniture and fixtures and the rental of the building. The portion allocated to the furniture and fixtures will be capitalized and treated as a capital lease. The Company plans on occupying the new space between June 1 and June 15 of 2004.

Note 3 - Convertible note
-------------------------

In July 2003, the Company issued a $20,000 note payable to an investor to fund operations. Initially the note was due on demand and beared interest at 15%. Effective October 20, 2003, the investor and the Company agreed the note would be due on April 20, 2004. Under the terms of the agreement the investor had the option to convert the note into common stock at prices ranging from $0.52 to $0.65 per share of common stock based on certain criteria. In addition, if the investor converted the note to shares of common stock the investor would receive options to purchase 31,000 shares of common stock for prices ranging from $0.52 to $0.65. If the investor did not convert the note by April 20, 2004, the Company was liable to pay the $20,000, any accrued interest and issue 15,500 shares of common stock as additional interest compensation. In December 2003, the Company paid $10,000 toward the note and interest of $1,000.

In accordance with Emerging Issued Task Force No 00-27, the Company accounted for the value of the options and the fair value of the deemed beneficial conversion feature as a reduction to the face value of the convertible note with the offset to additional paid in capital. This amount was amortized as

                 PIVX SOLUTIONS, INC. (FORMERLY DRILLING, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


additional interest expense upon the issuance of the convertible note as the holder had the option to convert the note into common stock immediately. The options and beneficial conversion feature were valued at $20,000 and expensed during the year ended December 31, 2003.

At March 31, 2004, total amounts due to this investor including accrued interest were $10,625. Around April 20, 2004 the investor demanded payment of the note, accrued interest and the issuance of 7,750 shares. Subsequent to that demand an employee of the Company obtained the note from the shareholder in a private transaction. The employee immediately converted the note at $0.65 per share resulting in the issuance of approximately 16,346 shares of common stock. In addition the Company issued the employee warrants to purchase 31,000 shares of common stock at $0.65. The warrants vest immediately and expire in one year from the date of the amended contract which is October 20, 2003.

Note 4 - Shareholder's Equity
-----------------------------

PREFERRED STOCK

Subsequent to March 31, 2004, the Company was authorized to issue 10,000,000 shares of preferred stock. The preferred stock will be available in an amount adequate to provide for the Company's future needs. The additional shares will be available for issuance from time to time by the Company at the discretion of the board of directors with such rights, preferences and privileges as the board may determine.

STOCK ISSUED FOR SERVICES

From time to time the Company issued common stock to consultants and directors for services performed. During the period ending March 31, 2004, the Company issued a total of 54,250 shares of common stock valued at $57,500. The Company did not issue any shares of common stock for services during the period ending March 31, 2003.

On September 11, 2002, the Company entered into an employment agreement with its president and chief operating officer. Under the terms of the agreement, the Company issued 620,000 shares of Company's common stock, which vest over the period of one year. The shares were valued at $80,000 based on estimated fair market value of the Company's common stock at the time of grant. The value of the shares were recorded as compensation expense and expensed ratably over the vesting period of one year. During the three months ended March 31, 2003, $20,000 was expensed.

On September 6, 2003, the Company entered into an employment agreement with its senior security researcher. Under the terms of the agreement the Company granted 232,500 shares of Company's common stock. The shares vest 20% on December 31, 2003, with the remainder 80% vesting equally over the next two anniversary dates of the agreement. The shares were valued at $150,000 based on estimated fair market value of the Company's shares of common stock at the time of grant. The value of the shares is being expensed ratably over the vesting period. During the three months ended March 31, 2004, $15,000 was expensed, however the shares have yet to be issued. The Company has recorded a $45,000 cumulative liability in accrued liabilities on the accompanying balance sheet at March 31, 2004. At December 31, 2003, the Company accrued $30,000 related to the future issuance of common stock.

                 PIVX SOLUTIONS, INC. (FORMERLY DRILLING, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


COMMON STOCK OFFERINGS

During the periods ending March 31, 2004 and 2003, the Company issued 733,642 and 50,000 shares of common stock for net cash proceeds of $917,357 and $25,000, respectively. See below for discussion of private placement during the period ended March 31, 2004 and subsequent.

During the three months ended March 31, 2004, the Company offered up to 2,500,000 shares of post acquisition common stock of Drilling at $2.00 or up to $5 million. This offering was initially open from February 17, 2004 to April 30, 2004 but has been extended to May 31, 2004. Through March 31, 2004, the Company issued 698,510 shares of common stock resulting in proceeds of $888,378, net cash payments of $121,142 to the placement agent; issuance of 193,750 shares of common stock fairly valued at $387,500 and the granting of warrants to purchase 50,476 shares of common stock fairly valued at $37,706. The Company has issued 890,264 shares of common stock since the inception of the offering through May 4, 2004 resulting in proceeds of $1,566,865, net of cash payments to the placement agent of $213,663; issuance of 193,750 share of common stock fairly valued at $387,500, granting of warrants to purchase 89,026 shares of common stock valued at $66,503. As of March 31, 2004, amounts due to the placement agreement included in accrued liabilities were $19,454.

The Company entered into an agreement with a placement agent where as the placement agent receives 12% of proceeds directly generated, 5% of common shares placed by the placement issued as restricted common stock and warrants to purchase the equivalent of 10% of common stock placed by the placement agent. The warrants will be exercisable at $2.00 per share, vest immediately and expire in five years.

In addition to the above offering, the Company issued 22,666 pre-acquisition membership interests (48,222 shares post-acquisition) for cash totalling $28,979.

STOCK OPTION/STOCK ISSUANCE PLAN

On April 23, 2003, the Company entered into an amended and restated Stock Option/Stock Issuance Plan (the "Plan"). Under the terms of the Plan employees, non-employee members of the board of directors and consultants are eligible. The maximum number of shares that can be issued under the Plan are1,395,000. As of March 31, 2004, there have been no options issued under the Plan. The Plan terminates upon the earliest; (i) the expiration of the ten-year period measured from the date of the Board of Directors acceptance; (ii) the date on which all shares available for issuance under the Plan shall have been issued as vested shares; (iii) or the termination of all outstanding options in connection with a corporate transaction.

OPTIONS

During the three months ended March 31, 2004, the Company issued options to purchase a total of 77,500 shares of common stock to two non-employee directors. The options are exercisable at $0.65, vest in one year and expire in five years from the vesting date. In connection with these grants, the Company recorded compensation expense of $25,000, which will be amortized over the vesting period of the options. During the three months ended March 31, 2004, the Company expensed $6,250 and the remaining $18,750 is recorded on the accompanying condensed consolidated balance sheet as deferred compensation.

As of March 31, 2004, the Company has other options to purchase 978,387 shares of common stock at prices ranging from $0.32 to $0.65 and warrants to purchase 21,505 shares of common stock at an exercise price of $1.61.

Subsequent to March 31, 2004, the Company entered employment agreements with certain key personnel, which provide for grant of an aggregate of 384,000 shares, which vest on each anniversary date, over three (3) years. The options have an exercise price of $2.000 expire five (5) years from the vesting date.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

OVERVIEW

We are a network security solutions company providing security software and consulting services to a variety of businesses and governmental agencies. We offer software and consulting services specifically tailored to meet the individual needs of our customers as well as classroom seminars for coding engineers and managers focused on developing secure software. Our primary security software is called Qwik-Fix(TM). Qwik-Fix(TM) is designed to pro-actively prevent known and unknown software vulnerabilities in Microsoft Windows and Internet Explorer from being exploited by hackers, virus writers and worm writers. Qwik-Fix(TM) is simple to use, easy to download and install. Qwik-Fix(TM) is dynamic in that it serves as a proactive fix to known and unknown vulnerabilities until Microsoft releases a periodic monthly cumulative patch or a new Service Pack. Qwik-Fix(TM) is currently offered to subscribers for personal use at no charge. Qwik-Fix Pro(TM) is currently in beta stage, being tested for commercial use. To date, we have not generated revenues from software licenses. We expect to release Qwik-Fix Pro(TM) in June 2004.

We were incorporated under the laws of the State of Nevada on April 24, 1975. Prior to the reverse acquisition described below, our corporate name was Drilling, Inc. Other than seeking and investigating potential assets, properties or businesses to acquire, we had no business operations since inception and were considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. Pursuant to a Securities Purchase Agreement and Plan of Reorganization dated March 10, 2004 by and among Drilling, Inc., Pivx Solutions, LLC, a California limited liability company ("Pivx Sub") and the members of Pivx Sub, Drilling, Inc. has acquired 99% of the total membership interests of Pivx Sub outstanding. We expect to acquire the remaining Pivx Sub membership interests outstanding in subsequent closings. Drilling issued 1.55 shares of its common stock for each Pivx membership interest transferred to Drilling. Since the members of Pivx Sub acquired a majority of the issued and outstanding shares of Drilling, Inc. and the Pivx Sub management team and board of directors became the management team and board of directors of Drilling, Inc., according to FASB Statement No. 141 - "Business Combinations," this acquisition has been treated as a recapitalization for accounting purposes, in a manner similar to reverse acquisition accounting. In accounting for this transaction:

         o Pivx Sub is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its net assets are included in the balance sheet at their historical book values and the results of operations of Pivx Sub have been presented for the comparative prior period;

         o Control of the net assets of Drilling, Inc. was acquired effective March 25, 2004. This transaction has been accounted for as a purchase of the assets and liabilities of Drilling, Inc. by Pivx Sub. The historical cost of the net liabilities assumed was $0.

         o Because Drilling, Inc. had no business at the date of acquisition, no goodwill was recorded in connection with the transaction.

         o Merger-related expenses were charged to operations since the excess of fair value of the merger services provided exceeded the fair value of the net assets acquired of Drilling, Inc.

The above is considered a one-time critical accounting policy.

As a result of the transaction described above we changed our name from Drilling, Inc. to PivX Solutions, Inc.

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION

Upon the release of our Qwik-Fix Pro software expected in June 2004, we will recognize software license fee revenue in accordance with the provisions of Statement of Position SOP 97-2 "Software Revenue Recognition," as amended by SOP 98-9, "Software Revenue Recognition, With Respect to Certain Transactions." Software license fees will be charged for licenses for security software to be delivered to customers for in-house applications. Revenues from single-element software license agreements will be recognized upon installation and acceptance of the software. Revenues from software arrangements involving multiple elements will be allocated to the individual elements based on their relative fair values. If services are considered essential to the functionality of the software product, both the software product revenue and service revenue will be recognized using the percentage of completion method in accordance with the provisions of SOP 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts." Maintenance and rights to unspecified upgrades to licenses will be reported ratably. Provisions for estimated losses on uncompleted contracts will be recorded in the period in which such losses become probable based on the contract estimates. We will evaluate our revenue recognition practices carefully to ensure compliance with accounting principles generally accepted in the United States.

STOCK-BASED COMPENSATION

We issue common stock, and common stock purchase options and warrants for compensation in the normal course of our business. We estimate the value of services rendered based on the fair value of the equity consideration issued to service providers. Historically, we used cash proceeds from private placements as a determination of the fair value of common stock issued for services. Prior to becoming a public company, we used the minimum value method of for stock options and warrants, since there is stock volatility as a private company. For common stock issued for services, we will use market quotations after the completion of our current private placement, which offered at $2.00 per share. We have not adopted SFAS No. 123, fair value accounting for employee stock options. For options issued to employees, we will continue to use APB No. 25, with complementary disclosure of pro forma effects. Options and warrants issued to non-employees will be accounted for using the fair value method, using the Black Scholes valuation model. Warrants issued in connection of our private placement, will reported net of the proceeds received. During the three months ended March 31, 2004, we fairly valued merger-related expenses resulting from common stock which was to be issued by us to our investment banker. The investment banking firm waived its 3% merger fee in connection with the reverse acquisition. We determined that since the reverse acquisition transaction had closed, a charge to operations equal to the original agreed upon fee of 3% was appropriate at a price of $2.00 per share was necessary to comply with accounting principles generally accepted in the United States.

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-QSB, have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation as a going concern. We have incurred a net loss of $1,711,035 for the three months ended March 31, 2004 of which $1,287,490 consisted of a non-recurring, non-cash transaction related to the above-described reverse acquisition. As of March 31, 2004, we had an accumulated deficit of $3,040,192. At March 31, 2004, we had cash on hand of $780,128. We need additional capital to market Qwik-Fix Pro and provide necessary infrastructure as a public company These conditions raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

PLAN OF OPERATIONS

Since our inception, our revenues have primarily been generated from our security consulting services. In the last quarter of 2003, we elected to change the primary focus of our business model from a purely professional services-oriented firm to a product-oriented firm, with a focus on providing Proactive Threat Mitigation(TM) software products and services to the enterprise, government, education and end user markets. We have yet to generate revenues from the licensing of our software, but by providing proactive solutions which protect computer users from worms, viruses and malware before they are attacked (rather than reactively in the manner of AntiVirus, Firewall and Intrusion Detection solutions), we believe our software products will have a competitive advantage in the network and desktop security market. We are leveraging our expert domain knowledge to create proactive solutions that effectively address today's increasing and omni-present problems of worms and viruses.

Qwik-Fix Pro(TM), our flagship software product, is currently in beta test and is expected to be available for shipment to the market in July, 2004. An earlier version of the product, called Qwik-Fix, was tested in a free download beta release starting in October, 2003 and was downloaded by thousands of users around the world. This product successfully demonstrated the concept behind Proactive Threat Mitigation software by protecting against many worms and viruses well before they were developed and released on the Internet. A brief list of worms and viruses that were protected against during the beta period included: Bagle, Bizex, MyDoom, Doom Juice, Netsky, Blaster and the recent Sasser and it many variants. Qwik-Fix Pro is an engineered and tested software product which extends that concept with a breadth of additional protections, improved user interface, and a management console which provides tools for management and reporting of an enterprise installation of the product. Qwik-Fix Pro also provides significant benefit to enterprises by reducing the urgency of distributing software patches across the network, allowing IT staff the extra time necessary to thoroughly regression test releases from Microsoft in order to ensure that they do not interfere with the performance of their network or applications. Qwik-Fix Pro will be sold on a subscription basis, with discounts based on numbers of seats, and length of contract. We will also provide discounts to educational institutions. While industry trends are highly favorable, we have no revenue history for a product of Qwik-Fix Pro's type. Therefore, market acceptance of our software remains untested.

In addition to Qwik-Fix Pro, additional revenues will result from our service offerings in the areas of computer forensics, security quality assurance, vulnerability alerts and network scans. We expect that approximately 20% of our revenues will result from services. These services will serve both to provide a revenue stream, and an on-going source of access to real-world business problems, resulting in continued critical input into our product development plans.

Expense growth will be primarily in the areas of sales and marketing, security research, product development and customer service. We have started building a direct sales effort in North America in addition to developing channel partners and alliances. We have added senior staff to direct these efforts. Significant additional resources will be devoted to both hiring new staff and to marketing programs to support both direct sales and partner channels. We will pursue revenue opportunities outside of North America through partners and distributors in those regions. We are currently in discussions related to distribution opportunities in China, Japan, Europe and Latin and South America. We will also continue an aggressive investment in security research, expanding on our existing research capabilities, which provide the core of the value of Qwik-Fix Pro. We also expect this investment to lead to future product development opportunities. We believe our product development staff will grow, but more slowly than sales and marketing or research. Customer service personnel will grow in number as the penetration of Qwik-Fix Pro increases.

We recognize that the market pressures which validate the opportunity for Qwik-Fix Pro are apparent to others and therefore we expect to experience direct competition in the marketplace, though we are not aware of any product in the market today which delivers the same or similar capability as Qwik-Fix Pro. We also expect to compete to some extent with anti-virus vendors, as they also claim to provide desktop computer security protection.

We will move into new offices on June 1, 2004. The 7,200 square foot fully furnished space in an office park in Newport Beach, CA is subleased over a term of 30 months. In addition to leasing the space, we have taken sole legal possession of the furnishings with a replacement cost of approximately $100,000 as a condition of the sublease. We are also in the process of acquiring computer equipment and a new telephone system that will cost us approximately $250,000. We expect to pay for this new equipment by obtaining lease lines of credit at market rates.

LIQUIDITY AND CASH RESOURCES

As of March 31, 2004, we had working capital of $307,736. Because of our exclusive focus on product and market development during the first quarter of 2004, financial results show a loss of $1,711,035, which includes $1,287,490 consisting of a non-recurring, non-cash transaction related to the above-described reverse acquisition.

During the first quarter of 2004, we raised $1,009,520 in gross proceeds from a private placement sale of 504,760 shares of our common stock. We have used the net proceeds of the offering to hire additional product developers and engineers and for working capital.

We will require additional capital of at least $3,000,000 to execute on our plan of operations discussed in this report. We plan to use this capital to hire additional developers and security researchers and to increase our sales and marketing efforts. We plan to obtain the additional working capital through additional private placement sales of our equity securities. However, as of the date of this report, we have no commitments for the sale of our securities nor can there be any assurance that such funds will be available on commercially reasonable terms, if at all. Should we be unable to raise the required funds, our ability to finance our continued growth will be materially adversely affected.

CASH POSITION AND USES OF CASH

Our cash and cash equivalents position as of March 31, 2004 was $780,128.

During the three months ended March 31, 2004, we used $235,446 in cash in our operating activities, as compared to $95,786 for the three months ended March 31, 2003. We continue to use cash in operations, and we have increased our expenditures compared to the prior year as we continue to grow.

During the three months ended March 31, 2004, our financing activities provided cash in the amount of $917,357, as compared to $25,000 for the three months ended March 31, 2003. The significant increase is due to the sale of our common stock in private placement offerings in the first quarter of 2004.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet financing arrangements.

FORWARD LOOKING STATEMENTS

We make written and oral statements from time to time in this Quarterly Report regarding our business and prospects, such as projections of future performance, statements of management's plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements containing the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimates," "projects," "believes," "expects," "anticipates," "intends," "target," "goal," "plans," "objective," "should" or similar expressions identify forward-looking statements, which may appear in documents, reports, filings with the Securities and Exchange Commission, news releases, written or oral presentations made by officers or other representatives made by us to analysts, stockholders, investors, news organizations and others, and discussions with management and other representatives of us. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties including our ability to obtain development financing as and when need; the market's acceptance of our products; the successful development and deployment of our software; changes in government regulation; our present financial condition; increased competition and overall economic conditions. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statement made by or on behalf of us speaks only as of the date on which such statement is made. Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. Except as required by law, we do not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement which may be made by or on behalf of us.

ITEM 3.    CONTROLS AND PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II.   OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

During the three months ended March 31, 2004, we sold unregistered shares of our securities in the following transactions:

On March 25, 2004, we issued 15,342,289 shares of our common stock to the members of Pivx Sub in connection with the reverse acquisition. These issuances were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 (the "Securities Act") and Rule 506 of Regulation D.

During the first quarter of 2004, we sold 504,760 shares of common stock in a private placement financing for gross proceeds of $1,009,520. Falcon Capital acted as a placement agent for this offering and received a finders fee of $121,142, 193,750 shares of our common stock and a warrant to purchase 50,476 shares of our common stock. These issuances were made only to "accredited investors" residing in Europe pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 (the "Securities Act") and Rule 506 of Regulation D.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Effective March 26, 2004, our board of directors approved a resolution authorizing us to seek stockholder approval to amend and restate our articles of incorporation. Effective April 20, 2004, the holders of a majority of the outstanding shares of our common stock entitled to vote thereon executed a written consent in accordance with Section 78.320(2) of the Nevada Revised Statutes and Section 10 of Article II of our Bylaws, as amended, approving and adopting an amendment to our articles of incorporation regarding: (i) the change of our corporate name from "Drilling, Inc." to "PivX Solutions, Inc.;" (ii) the authorization of 10,000,000 shares of preferred stock, whereby our board of directors is authorized to establish, from the authorized shares of preferred stock, one or more classes or series of shares, to designate each such class and series, and to fix the rights and preferences of each such class and series, and
(iii) the update of the address for the Corporation's agent for service of process in Nevada and the removal of provisions not otherwise required to be located in the articles of incorporation under Nevada law. This amendment to our articles of incorporation became effective on May 10, 2004.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

    REGULATION
    S-B NUMBER                         EXHIBIT

      3.1 Certificate of Amended and Restated Articles of Incorporation of PivX Solutions, Inc. (formerly known as Drilling, Inc.)

      3.2 Amended and Restated Bylaws of PivX Solutions, Inc. (formerly known as Drilling, Inc.)

      31.1     Rule 13a-14(a) Certification of Chief Executive Officer

      31.2     Rule 13a-14(a) Certification of Chief Financial Officer

      32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

On April 9, 2004, we filed a Current Report on Form 8-K under Items 1,2,5, 7 and 9 announcing that on March 25, 2004, we were the subject of a reverse acquisition by Pivx Solutions, LLC, a California corporation.

On April 20, 2004, we filed a Current Report on Form 8-K under Item 4 announcing that on April 16, 2004, our Board of Directors approved a change in auditors. Our Board of Directors approved the dismissal of Pritchett Siler & Hardy PC as our independent public accountants and the selection of McKennon Wilson & Morgan, LLP. as their replacement.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               PIVX SOLUTIONS, INC.



May 24, 2004                                   By:      /s/ Robert N. Shively
                                                  ------------------------------
                                                        Robert N. Shively
                                                        Chief Executive Officer