Form 10QSB
period 2004-06-30
PivX Solutions, Inc.
filed 2004-08-23
CIK 1160420

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

         23 CORPORATE PLAZA, SUITE 280, NEWPORT BEACH, CALIFORNIA 92660
                    (Address of principal executive offices)

                                  (949) 999-1600
                           (Issuer's telephone number)

         24 CORPORATE PLAZA, SUITE 180, NEWPORT BEACH, CALIFORNIA 92660
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

     The number of shares of common stock outstanding as of August 23, 2004 was 23,453,162

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                              PIVX SOLUTIONS, INC.
                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I.    FINANCIAL INFORMATION                                             F-1

Item 1.    Financial Statements                                              F-1

           Condensed Consolidated Balance Sheet as of
           June 30, 2004 (unaudited)                                         F-1

           Condensed Consolidated Statements of Operations for the
           three and six months ended June 30, 2004 and 2003 (unaudited)     F-2

           Condensed Consolidated Statements of Cash Flows for the
           six months ended June 30, 2004 and 2003 (unaudited)               F-3

           Notes to Condensed Consolidated Financial Statements
           (unaudited)                                                       F-4

Item 2.    Management's Discussion and Analysis or Plan of Operations         13

Item 3.    Controls and Procedures                                            17

PART II.   OTHER INFORMATION                                                  18

Item 2.    Change in Securities and Small Business Issuer Purchases of
           Equity Securities                                                  18

Item 6.    Exhibits and Reports on Form 8-K                                   18

SIGNATURES                                                                    20


                   PIVX SOLUTIONS, INC. (FORMERLY DRILLING, INC.) AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEET
                                             (UNAUDITED)

                                                                               June 30, 2004
                                                                               -------------
ASSETS

Current assets:
  Cash                                                                          $   765,474
  Accounts receivable                                                                 2,870
  Other current assets                                                               15,192
                                                                                ------------
         Total current assets                                                       783,536

Property and equipment, net accumulated depreciation of $53,461                     382,448
Intangible assets, net accumulated amortization of $15,345                        1,007,655
Goodwill                                                                          1,053,556
Other assets                                                                         24,689
                                                                                ------------
         Total assets                                                           $ 3,251,884
                                                                                ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                              $   159,991
  Accrued liabilities                                                                94,924
  Accrued employment contracts                                                      231,480
  Subscriptions payable                                                             208,883
  Capital lease liability, current portion                                           73,365
  Other current liabilities                                                           1,569
                                                                                ------------
         Total current liabilities                                                  770,212

Capital lease liability, net of current portion                                     225,857
                                                                                ------------
         Total liabilities                                                          996,069
                                                                                ------------

Commitments and contingencies (Note 2)

Stockholders' equity:
  Preferred stock, 10,000,000 shares authorized; none outstanding                       --
  Common stock, $0.001 par value; 100,000,000 shares authorized; 23,453,162
    shares issued and outstanding                                                    23,453
  Additional paid-in capital                                                      6,642,817
  Deferred compensation                                                             (97,669)
  Accumulated deficit                                                            (4,312,786)
                                                                                ------------
         Total stockholders' equity                                               2,225,815
                                                                                ------------
         Total liabilities and stockholders' equity                             $ 3,251,884
                                                                                ============

             See accompanying notes to these condensed consolidated financial statements
                                                 F-1


                             PIVX SOLUTIONS, INC. (FORMERLY DRILLING, INC.) AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)

                                                    Three Months Ended                     Six Months Ended
                                              June 30,2004       June 30,2003       June 30, 2004       June 30,2003
                                              -------------      -------------      -------------      -------------
Revenues:
Consulting revenue                            $         --       $    248,535       $     24,000       $    579,988
Subscription revenue                                 4,409                 --              4,409                 --
                                              -------------      -------------      -------------      -------------
     Total revenues                                  4,409            248,535             28,409            579,988
                                              -------------      -------------      -------------      -------------

Operating Expenses:
Selling, general, and administrative               937,269            305,253          1,358,362            576,068
Research and development                           338,929             16,218            365,743             32,118
                                              -------------      -------------      -------------      -------------
     Total operating expenses                    1,276,198            321,471          1,724,105            608,186
                                              -------------      -------------      -------------      -------------

Operating loss                                  (1,271,789)           (72,936)        (1,695,696)           (28,198)

Merger-related fees                                     --                 --         (1,287,490)                --
Interest expense                                    (3,347)                --             (3,347)                --
Other income                                         2,542                 11              2,904                 34
                                              -------------      -------------      -------------      -------------

     Net loss                                 $ (1,272,594)      $    (72,925)      $ (2,983,629)      $    (28,164)
                                              =============      =============      =============      =============

Basic and diluted loss per common share:
     Net loss per common share                $      (0.06)      $      (0.01)      $     (0.15)       $      (0.00)
                                              =============      =============      =============      =============

Basic and diluted weighted average
     Number of common shares outstanding        22,369,396         14,553,824         19,547,088         14,529,592
                                              =============      =============      =============      =============

                       See accompanying notes to these condensed consolidated financial statements
                                                           F-2


                             PIVX SOLUTIONS, INC. (FORMERLY DRILLING, INC.) AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (UNAUDITED)

                                                                                       Six Months Ended
                                                                                 June 30, 2004     June 30, 2003
                                                                                  ------------      ------------
Cash flows from operating activities:
  Net loss                                                                        $(2,983,629)      $   (28,164)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization expense                                            34,777             9,057
      Non-cash merger-related expenses                                              1,277,490                --
      Stock issued for services                                                       357,500             4,600
      Amortization of deferred compensation                                            12,500            40,000
      Amortization of options issued to consultants                                    50,567                --
  Changes in operating assets and liabilities, net of assets and liabilities acquired:
        Accounts receivable                                                            30,565           (27,069)
        Prepaid and other                                                             (20,992)          (14,000)
        Accounts payable                                                               86,330           (23,259)
        Accrued liabilities                                                            10,934          (148,610)
        Subscriptions payable                                                         208,883                --
        Accrued employment contracts                                                  (26,272)           66,096
                                                                                  ------------      ------------
             Net cash used in operating activities                                   (961,347)         (121,349)
                                                                                  ------------      ------------

Cash flows from investing activities:
  Purchases of property and equipment                                                 (43,613)          (20,178)
  Cash of acquired entity                                                              48,271                --
  Other assets                                                                        (19,089)           (4,350)
                                                                                  ------------      ------------
                   Net cash used in investing activates                               (14,431)          (24,528)
                                                                                  ------------      ------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                            1,650,097            25,000
  Payments on capital leases                                                          (11,428)               --
                                                                                  ------------      ------------
                   Net cash provided by financing activities                        1,638,669            25,000
                                                                                  ------------      ------------

Net change in cash                                                                    662,891          (120,877)

Cash, beginning of period                                                             102,583           125,946
                                                                                  ------------      ------------

Cash, end of period                                                               $   765,474       $     5,069
                                                                                  ============      ============
  Supplemental disclosures for cash flow information-
      Cash paid for interest                                                      $     2,597       $        --

  Non-cash investing and financing activities:
      Value of stock and warrants issued in connection with private
       Placement                                                                  $   457,020       $        --
      Value of shares retained for merger-related expenses                        $ 1,277,490       $        --
      Value of assets acquired under capital leases                               $   310,650       $        --

                       See accompanying notes to these condensed consolidated financial statements

                                                           F-3

         PIVX SOLUTIONS, INC. (FORMERLY DRILLING, INC.) AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - Basis of Presentation and Significant Accounting Policies
------------------------------------------------------------------

BASIS OF ACCOUNTING AND CHANGE IN REPORTING ENTITY

PivX Solutions, Inc. ("PivX" or the "Company"), formerly known as Drilling, Inc., is a vulnerability research and security solutions company providing security software and consulting services to a variety of businesses and governmental agencies. We offer software and consulting services specifically tailored to meet the individual needs of our customers as well as classroom seminars. We provide srvices and security software products to a variety of businesses and governmental agencies, including but not limited to Microsoft, Boeing, GMAC, the University of California, Sony and ICIIP. In July 2004 PivX completed its development of Qwik-Fix Pro(TM), a security software tool, which enables businesses to maintain security over sensitive data.

ACQUISITION OF THREAT FOCUS, INC.

On June 9, 2004, the Company acquired Threat Focus, Inc., ("Threat Focus") a subscription-based security intelligence service used by companies to help keep their networks safe from attack and to comply with an ever-increasing number of security and privacy regulations. Under the terms of the agreement the Company issued 1,000,002 shares of common stock for all the outstanding shares of Threat Focus. The acquisition was accounted for under the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations". The shares were valued at $2,088,818, based on the closing prices of the Company's common stock 15 days before and after the acquisition. The valuation includes a 10% discount due to the restrictions on the common stock. The results of Threat Focus' operations have been included in the consolidated financial statements since the date of the acquisition.

All assets and liabilities of Threat Focus have been recorded in the Company's consolidated balance sheet based on an independent appraisal of fair values at the date of acquisition. Identifiable intangible assets and goodwill relating to the purchase approximated $1,023,000 and $1,053,556, respectively. Identifiable intangible assets included internally developed software and trade names of $920,700 and $102,300, respectively. The software will be amortized over an estimated life of five years; trade names, which have an indefinite life will not be amortized and will be evaluated at least annually. During the six months ended June 30, 2004, the Company amortized $15,345 of the internally developed software.

The following table details the allocation of the purchase price:

                                                                    Fair Value
                                                                  --------------

Cash                                                              $      48,271
Accounts receivable                                                       1,435
Equipment and capitalized web development costs                          15,784
Intangible assets                                                     1,023,000
Goodwill                                                              1,053,556
Accounts payable                                                        (34,619)
Accrued liabilities                                                     (18,609)
                                                                  --------------
Total                                                             $  (2,088,818)
                                                                  ==============

         PIVX SOLUTIONS, INC. (FORMERLY DRILLING, INC.) AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The required quarterly pro forma financial results are displayed as if the acquisition between the Company and Threat Focus took place at January 1, 2003. The pro forma results for the six months ending June 30, 2004 and 2003 are listed below:

                                                    2004              2003
                                                    ----              ----

Revenues                                      $      53,167      $     583,425
Net loss                                         (3,225,470)          (376,142)
Loss per common share                                 (0.16)             (0.02)
Weighted average common shares outstanding       20,426,211         15,529,594

In addition, the Company will file an amended 8-K, detailing Threat Focus' operating history and pro forma financial statements.

FINANCIAL STATEMENT PREPARATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. The financial statements and related notes of PivX for the years ended December 31, 2003 and 2002 were filed with the SEC on form 8-K filed June 2004.

The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the condensed consolidated financial statements and accompanying disclosures. Although these estimates are based on management's best knowledge of current events and actions that the Company may undertake in the future, actual results maybe different from the estimates. The results of operations for the three and six months ended June 30, 2004, are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, the Company had working capital of $13,324. During the six months ended June 30, 2004, the Company raised proceeds of $1,650,097, net offering costs of $223,377 through the sale of 1,159,542 shares of common stock. The Company will require additional capital of at least $5.0 million to execute on its' plan of operations discussed in this report. The Company plans to use this capital to hire additional developers and security researchers and to increase its' sales and marketing efforts. The Company plans to obtain the additional working capital through additional private placement sales of our equity securities. However, as of the date of this report, the Company does note have commitments for the sale of their securities nor can there be any assurance that such funds will be available on commercially reasonable terms, if at all. Should the Company be unable to raise the required funds, their ability to finance our continued growth will be materially adversely affected.

         PIVX SOLUTIONS, INC. (FORMERLY DRILLING, INC.) AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

DEFERRED OFFERING COSTS

Direct costs incurred in connection with the Company's private placement offering are capitalized (see Note 4). The Company is netting these expenses ratably against the proceeds over the period in which the proceeds are received. In the event the private placement offering is unsuccessful, the Company will charge these costs to operations. As of June 30, 2004, all offering costs have been netted against the proceeds.

INTANGIBLE ASSETS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS, and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("SFAS 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company has applied the new rules on accounting for goodwill and other intangible assets to the assets acquired from Threat Focus.

Under SFAS 142 the Company is required to review goodwill and indefinite lived intangible assets at least annually. In connection with the acquisition of Threat Focus the Company will required to perform annual reviews of the intangible assets acquired. The review will be performed by grouping the net book value of all long-lived assets for acquired business, including goodwill and other intangible assets, and compared this value to the related estimated fair value. The determination of fair value will be based on estimated future discounted cash flows related to these long-lived assets. The discount rate that is to be used will be based on the risks associated with the acquired businesses.

REVENUE RECOGNITION

For the periods presented, the Company's revenues were derived under consulting contracts. The revenues from the contracts are recognized as the services are completed. In cases whereby the Company did not track the hours under the project, revenues were recorded at the completion of the contract. Upon the Company's release of its software in July 2004, the Company will recognize software license fee revenue in accordance with the provisions of Statement of Position SOP 97-2 "Software Revenue Recognition," as amended by SOP 98-9, "Software Revenue Recognition, With Respect to Certain Transactions." Software

         PIVX SOLUTIONS, INC. (FORMERLY DRILLING, INC.) AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

license fees will be charged for licenses for security software to be delivered to customers for in-house applications. Revenues from single-element software license agreements will be recognized upon installation and acceptance of the software. Revenues from software arrangements involving multiple elements will be allocated to the individual elements based on their relative fair values. Maintenance and rights to unspecified upgrades, as well as subscriptions to licenses will be reported ratably.

SIGNIFICANT CUSTOMERS

During the six months ended June 30, 2004, revenues from one (1) customer accounted for 84% of total revenues. During the six months ended June 30, 2003, revenues from another customer accounted for 100% of total revenues.

PER SHARE INFORMATION

The Company presents basic earnings (loss) per share ("EPS") and diluted EPS on the face of all statements of operations. Basic EPS is computed as net income
(loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities which are exercisable during or after the reporting period. In the event of a net loss, such incremental shares are not included in EPS since their effects are anti-dilutive. Effects of outstanding options, which were excluded in weighted average dilutive shares outstanding because of the net loss during the three and six months ended June 30, 2004 were 842,073 shares. Effects of outstanding options, which were excluded in weighted average dilutive shares outstanding because of the net loss during the three and six months ended June 30, 2003 were 780,000 shares.


Note 2 - Commitments and Contingencies
--------------------------------------

EMPLOYMENT CONTRACTS

The Company has employment agreements with four of its employees. Under the terms of these agreements, the Company is obligated to pay a combined yearly salary of $624,000. Two of these agreements are subject to a 6% cost of living increase. Two of the agreements have a term of five years and include a severance pay of two years based on the current salary. The agreements issued 852,000 shares of common stock which have vesting periods from one to three years. In addition, one of the employees was granted options to purchase 930,000 shares of common stock. The options are exercisable at approximately $0.32 and vest over a three-year period. As of June 30, 2004, amounts due on these employment agreements were $231,480 and are included on the accompanying condensed consolidated balance sheet.

         PIVX SOLUTIONS, INC. (FORMERLY DRILLING, INC.) AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

INVESTMENT BANKING AGREEMENT

On October 6, 2003, the Company entered into an agreement with an investment-banking firm. The services performed under the agreement were for assisting the Company in identifying and negotiating the acquisition of a public shell and to assist the Company in raising $5 million in equity capital in a private placement. In connection with the agreement, the Company issued the investment bankers 155,000 shares of common stock valued at $100,000 upon the execution of the agreement as compensation. The shares were non-refundable. The value of the shares was allocated evenly between the two major services performed. In connection with the $50,000 allocated to obtaining the shell company, the amount was expensed upon the issuance of the shares. In connection with the $50,000 allocated to assisting the Company in raising capital, the amount was capitalized as a deferred offering cost as it was a direct cost of the private placement described in Note 4. The private placement began in March 2004 and completed in June 2004. The deferred offering costs was charged against additional paid-in-capital equally in the 1st and 2nd quarter of 2004 as that is the period when the proceeds are expected from the private placement.

In addition, the Company was required to issue the investment banker 3% of the fully diluted common stock post merger. The investment banker waived the 3% because of time delays and resulting hardship to the company. Since the merger was effected, management recorded the fair value of the shares that were waived in the amount of $1,277,490 as a merger-related expense.

In addition under the investment banking contract, the Company is required to issue to the investment banker a 10% funding fee and warrants to purchase 10% of the common stock sold under any private placements or fundings while the contract is in effect. These fees are due unless the fees paid to another placement agent are in excess of the 10%. This agreement terminated and was not renewed in April 2004.

OPERATING/CAPITAL LEASES

In May 2004, the Company entered into a lease agreement in an adjacent building. Upon entering into the lease the Company terminated their previous agreement, which had been month to month. The lease requires the Company to make monthly rental payments between $14,792 and $20,339 and is for a period of three and a half years expiring on approximately November 30, 2007. Included in the new lease agreement was furniture and fixtures that the Company was taking possession of. The Company determined that the fair value of the furniture and fixtures was $213,650. Upon determination of the fair value of the furniture and fixtures, the Company allocated the total payments under the lease between the furniture and fixtures and the leasing of the building. The portion allocated to the furniture and fixtures of $213,650 was capitalized and is being treated as a capital lease with a portion of the payments allocated from the lease being recorded as principal and interest.

At various times during the six months ended June 30, 2004 the Company entered into two (2) leases for equipment. The leases were treated as capital leases. The lease terms range from 36 to 48 months and each require monthly payments approximating $1,415. Total amounts capitalized as equipment related to these leases was approximately $97,000.

Subsequent to June 30, 2004, the Company entered into six (6) additional leases for equipment. These leases will also be treated as capital leases. The lease terms range from 36 to 60 months and require monthly payments ranging from approximately $450 to $1,520. The total amounts capitalized as equipment related to these leases was approximately $204,000.

         PIVX SOLUTIONS, INC. (FORMERLY DRILLING, INC.) AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

CONSULTING AGREEMENTS

On June 24, 2004, the Company entered into an agreement with an Investor Relations/Public Relations firm which is providing the Company with services designed to enhance awareness of the Company among members of the investment community. The Company issued 200,000 shares of common stock valued at $300,000 as a nonrefundable retainer. The value of the shares was expensed during the six months ended June 30, 2004, as the shares were nonrefundable. In addition, if the Company does not terminate the contract prior to the delivery date, the Company is required to issue an additional 32,500 shares of common stock on the 21st day of each of the 6 months commencing in December 2004. Should the Company not terminate the contract, these monthly payments will total 195,000 shares in addition to the initial non-refundable retainer.

On June 30, 2004, the Company entered into an agreement with an investor relations firm which is providing the Company with services designed to enhance awareness of the Company among members of the investment community. The Company is paying $6,000 per month, and granted a warrant to purchase 25,000 shares of common stock at $2.25. The warrant vests immediately and expires in five years. The initial term of this agreement is for three (3) months. The warrants were valued at $30,450 per the Black-Scholes valuation model. Should the Company choose to extend the agreement, the investor relations firm will receive an additional warrant to purchase 25,000 shares of common stock.

Note 3 - Convertible Note
-------------------------

In July 2003, the Company issued a $20,000 note payable to an investor to fund operations. Initially the note was due on demand and had interest at 15%. Effective October 20, 2003, the investor and the Company agreed the note would be due on April 20, 2004. Under the terms of the agreement the investor had the option to convert the note into common stock at prices ranging from $0.42 to $0.65 per share based on certain criteria. In addition, if the investor converted the note to shares of common stock the investor would receive options to purchase 31,000 shares of common stock for prices ranging from $0.42 to $0.65. If the investor did not convert the note by April 20, 2004, the Company was liable to pay the $20,000, any accrued interest and issue 15,500 shares of common stock as additional interest compensation. In December 2003, the Company paid $10,000 toward the note and interest of $1,000.

Around April 20, 2004, the investor demanded payment of the remaining $10,000 on the note, accrued interest and the issuance of 7,750 shares. Subsequent to that demand an employee of the Company obtained the note from the shareholder. In order to purchase the note from the investor the employee received an advance from the Company. As of June 30, 2004, the $10,000 convertible note and advance are still outstanding. The amounts have been appropriately netted on the accompanying condensed consolidated balance sheet.

Note 4 - Stockholders' Equity
-----------------------------

PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock. The preferred stock will be available in an amount adequate to provide for the Company's future needs. The additional shares will be available for issuance from time to time by the Company at the discretion of the board of directors with such rights, preferences and privileges as the board may determine. As of June 30, 2004 the Company has not issued any shares of preferred stock.

         PIVX SOLUTIONS, INC. (FORMERLY DRILLING, INC.) AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

STOCK ISSUED FOR CASH

During the six months ending June 30, 2004 and 2003, the Company issued 1,159,542 and 77,500 shares of common stock for net cash proceeds of $1,650,097 and $25,000, respectively. Included in the 2004 numbers are amounts received from a private placement. See below for discussion of private placement during the six months ended June 30, 2004.

STOCK ISSUED FOR SERVICES

From time to time the Company has issued common stock to consultants and directors for services performed. During the six months ending June 30, 2004 and 2003, the Company issued a total of 254,250 and 7,130 shares of common stock valued at $357,500 and $4,600, respectively. For a description of 200,000 shares issued to a consultant during the six months ended June 30, 2004 see Note 2.

COMMON STOCK OFFERINGS

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

During the six months ended June 30, 2004, the Company offered up to 2.5 million shares of common stock at $2.00 or up to $5 million. This offering was initially open from February 17, 2004 to April 30, 2004 but was extended to June 30, 2004. Through June 30, 2004, the Company issued 1,124,407 shares of common stock resulting in proceeds of $1,621,098, net cash payments of $223,377 to the placement agent; issuance of 193,750 shares of common stock fairly valued at $387,500 and the granting of warrants to purchase 93,066 shares of common stock fairly valued at $69,520.

As of June 30, 2004, the Company has received $208,883 for the obligation to issue 104,466 shares of common stock. The shares have not been issued since subscription agreements are still outstanding. The Company recorded the amount owed as subscription payable in the accompanying condensed consolidated balance sheet.

STOCK OPTION/STOCK ISSUANCE PLAN

On April 23, 2003, the Company entered into an amended and restated Stock Option/Stock Issuance Plan (the "Plan"). Under the terms of Plan employees, non-employee members of the board of directors and consultants are eligible. The maximum number of shares that can be issued under the Plan are 900,000. As of June 30, 2004, there have been no options issued under the Plan. The Plan terminates upon the earliest; (i) the expiration of the ten-year period measured from the date of the Board of Directors acceptance; (ii) the date on which all shares available for issuance under the Plan shall have been issued as vested shares; (iii) or the termination of all outstanding options in connection with a corporate transaction.

OPTIONS

On September 11, 2002, the Company entered into an employment agreement with its president and chief operating officer. Under the terms of the agreement, the Company issued 620,000 shares of Company's common stock, which vest over the period of one year. The shares were valued at $80,000 based on estimated fair market value of the Company's common stock at the time of grant. The value of the shares were recorded as compensation expense and expensed ratably over the vesting period of one year. During the six months ended June 30 2003, $40,000 was expensed.

         PIVX SOLUTIONS, INC. (FORMERLY DRILLING, INC.) AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

On September 6, 2003, the Company entered into an employment agreement with its senior security researcher. Under the terms of the agreement the Company granted 232,500 shares of Company's common stock. The shares vest 20% on December 31, 2003, with the remaining 80% vesting equally over the next two anniversary dates of the agreement. The shares were valued at $150,000 based on estimated fair market value of the Company's shares of common stock at the time of grant. The value of the shares is being expensed ratably over the vesting period. During the six months ended June 30, 2004, $30,000 was expensed. As of June 30, 2004, 31,000 of the earned shares have been issued. The Company has recorded a $40,000 cumulative liability in accrued liabilities on the accompanying condensed consolidated balance sheet as of June 30, 2004 for the remaining earned shares.

In addition, during the six months ended June 30, 2004 the Company granted the issuance of 114,000 shares of common stock to various employees. The shares of common stock vest over the periods of three years. The shares were valued at $228,000 based on estimated fair market value of the Company's shares of common stock at the time of grant. The value of the shares is being expensed ratably over the vesting period. During the six months ended June 30, 2004, $9,374 was expensed. As of June 30, 2004, none of the shares have been issued. The Company has recorded a $9,374 cumulative liability in accrued liabilities on the accompanying condensed consolidated balance sheet as of June 30, 2004 for the earned shares.

During the six months ended June 30, 2004, the Company issued options to purchase a total of 38,750 shares of common stock to two non-employee directors. The options are exercisable at $0.65, vest in one year and expire in five years from the vesting date. In connection with these grants, the Company recorded compensation expense of $25,000, which will be amortized over the vesting period of the options. During the three months ended June 30, 2004, the Company expensed $12,500 and the remaining $12,500 is recorded on the accompanying condensed consolidated balance sheet as deferred compensation.

During the six months ended June 30, 2004, the Company entered into employment agreements with certain key personnel, which provide for grant of an aggregate of 473,000 shares. These options are awaiting approval and the assignment of an exercise price by the Board of Directors. The Company does not expect to recognize any expense as the options will be granted at or above market price of the Company's common stock.

On May 21, 2004, the Company entered into an agreement with an independent contractor. Under the terms of the agreement the Company grants the contractor options to purchase the equivalent of $2,500 of Company's common stock per week worked. The exercise price of the options is granted at 80% of the fair market value of the Company's common stock on the date of grant. The options vest immediately and expire in five years. During the six months ended June 30, 2004, the Company issued options to purchase 11,535 shares of common stock. The Company valued the options at $16,414 based on the Black-Scholes valuation model, which was expensed during the six months ended June 30, 2004 as the options were immediately exercisable. If the independent contractor should decide to stay with the company on a permanent basis, he will receive an additional 200,000 shares at a price to be determined at that time.

         PIVX SOLUTIONS, INC. (FORMERLY DRILLING, INC.) AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

On June 19, 2004, the Company entered into an agreement with an independent contractor. Under the terms of the agreement the Company granted options to purchase 84,000 shares of Company's common stock at $2.00 per share. The shares vest over periods ranging from one to two years. The options were valued at $88,872 based on the Black-Scholes valuation model. The value of the shares is being expensed ratably over the vesting periods. During the six months ended June 30, 2004, $3,703 was expensed. As of June 30, 2004, $85,169 is recorded in deferred compensation on the accompanying financial statements

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

OVERVIEW

We are a vulnerability research and security solutions company providing security software and consulting services to a variety of businesses and governmental agencies. We offer software and consulting services specifically tailored to meet the individual needs of our customers as well as classroom seminars for coding engineers and managers focused on developing secure software. Earlier this year, PivX executives served as co-chairs of two task force sub-groups at the Department of Homeland Security's ("DHS") First Annual Cyber Security Summit, and co-authored a 250-page report that was presented to DHS Secretary Tom Ridge and the Bush Administration.

Our primary security software is Qwik-Fix Pro(TM), a Host Based Intrusion Prevention product. Qwik-Fix Pro is designed to pro-actively prevent known and unknown software vulnerabilities in all versions of Microsoft Windows and Internet Explorer from being exploited by hackers, virus writers and worm writers. Qwik-Fix Pro is simple to use, easy to download and install. Qwik-Fix Pro is dynamic in that it serves as a proactive fix to known and unknown vulnerabilities. This serves to protect Qwik-Fix Pro users during the `Window of Exposure', that period time between when a security vulnerability is identified and the time that Microsoft releases a periodic monthly cumulative patch or a new Service Pack and it is deployed. This Window of Exposure can be as long as 6-12 months. In addition, another product of the Company, Qwik-Fix Pro Home, is currently offered to subscribers on a trial basis for personal use at no charge. Qwik-Fix Pro was made available for sale to enterprise customers in July 2004. It comprises client software, server software, and a management console. Revenues from the sale of Qwik-Fix Pro commenced in August 2004. Qwik-Fix Pro is sold as a service with an annual subscription revenue model. Qwik-Fix Pro has been written about extensively in many of the leading IT publications, including more than 75 press articles in the week of August 16, 2004. The net result of this publicity is over 3,400 active customer leads.

In addition, the Company acquired all the assets of Threat Focus, Inc. ("Threat Focus") in June 2004. Threat Focus offers a security intelligence service used by companies to help keep their networks safe from attack and to comply with an ever-increasing number of security and privacy regulations. The Threat Focus service includes: 1) Real-time, targeted security alerts for over 1,600 products; 2) Automated vulnerability scanning to identify and fix 2,100+ known security weaknesses. The acquisition of Threat Focus was based on the complementary nature of the Threat Focus service to the Qwik-Fix Pro business, as prospects for one are likely prospects for the other. Additional corporate benefits to this acquisition included the management team, who have personally built and successfully sold other high technology ventures, their technical resources, and the Threat Focus customer list of over 40 companies, including GE, Veritas, Delphi, New Century Financial and TMC Healthcare.

The Company's future growth strategy includes both organic growth as well as strategic and complementary acquisitions of companies such as Threat Focus. PivX is building a strong direct sales force as well as an experienced channel and alliance team led by former executives of Rainbow Technologies and Microsoft, respectively.

CORPORATE REORGANIZATION

We were incorporated under the laws of the State of Nevada on April 24, 1975. Prior to the reverse acquisition described below, our corporate name was Drilling, Inc. As Drilling, Inc. the Company had no operations and was considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. Pursuant to a Securities Purchase Agreement and Plan of Reorganization dated March 10, 2004 by and among Drilling, Inc., Pivx Solutions, LLC, a California limited liability company ("Pivx Sub") and the members of Pivx Sub, Drilling, Inc. has acquired 99% of the total membership interests of Pivx Sub outstanding. We will endeavor to acquire the remaining Pivx Sub membership interests outstanding in subsequent closings. Drilling issued 1.55 shares of its common stock for each Pivx membership interest transferred to Drilling. Since the members of Pivx Sub acquired a majority of the issued and outstanding shares of Drilling, Inc. and the Pivx Sub management team and board of directors became the management team and board of directors of Drilling, Inc., according to FASB Statement No. 141 - "Business Combinations," this acquisition has been treated as a recapitalization for accounting purposes, in a manner similar to reverse acquisition accounting. In accounting for this transaction:

         o Pivx Sub is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its net assets are included in the balance sheet at their historical book values and the results of operations of Pivx Sub have been presented for the comparative prior period;

         o Control of the net assets of Drilling, Inc. was acquired effective March 25, 2004. This transaction has been accounted for as a purchase of the assets and liabilities of Drilling, Inc. by Pivx Sub. The historical cost of the net liabilities assumed was zero

         o Because Drilling, Inc. had no business at the date of acquisition, no goodwill was recorded in connection with the transaction.

         o Merger-related expenses were charged to operations since the excess of fair value of the merger services provided exceeded the fair value of the net assets acquired of Drilling, Inc.

The above is considered a one-time critical accounting policy.

As a result of the transaction described above we changed our name from Drilling, Inc. to PivX Solutions, Inc.

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-QSB, have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation as a going concern. We have incurred a net loss of $2,983,629 for the six months ended June 30, 2004, which includes $1,277,490 consisting of a non-recurring, non-cash charge related to the above-described reverse acquisition. As of June 30, 2004, we had an accumulated deficit of $4,312,786. At June 30, we had working capital of $13,324 and cash on hand of $765,474. We need additional capital to market Qwik-Fix Pro(TM) and fund losses from operations as we build revenue and strive to achieve profitability. These conditions raise substantial doubt as to our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATIONS

Since our inception, our revenues have primarily been generated from our security consulting services. In the last quarter of 2003, we elected to change the primary focus of our business model from a purely professional services-oriented firm to a product-oriented firm, with a focus on providing Proactive Threat MitigationTM software products and services to the enterprise, government, education and end user markets. We have just begun to generate revenues from the licensing of our Host-based Intrusion Prevention software, Qwik-Fix Pro. By providing proactive solutions which protect computer users from worms, viruses and malware before they are attacked (rather than reactively in the manner of antivirus, firewall and intrusion detection solutions), we believe our software products will have a competitive advantage in the network and desktop security market. We are leveraging our expert domain knowledge to create proactive solutions that effectively address today's increasing and omni-present problems of worms and viruses. Qwik-Fix Pro uses Active System HardeningTM to protect Windows desktops, laptops and servers, by blocking the underlying vulnerabilities exploited by worms and viruses. Active System Hardening is the process Qwik-Fix Pro uses to harden the Windows operating systems against attack, by encapsulating and deploying across customers' networks the expertise of our world-renowned security researchers.

Qwik-Fix Pro, our flagship software product, was available for shipment to the market in July 2004. An earlier version of the product, called Qwik-Fix Pro Home, was tested in a free download beta release starting in October, 2003 and was downloaded by tens of thousands of users worldwide, including many enterprise users from around the world. This product successfully demonstrated the concept behind Active System Hardening by protecting against many worms and viruses well before they were developed and released on the Internet. A brief list of worms and viruses that were protected against during the beta period included: Bagle, Bizex, MyDoom, Doom Juice, Netsky, Blaster and the recent Sasser and its many variants. Qwik-Fix Pro is an engineered and tested software product which extends that concept with a breadth of additional protections, improved user interface, and a management console which provides tools for management and reporting of an enterprise installation of the product. Qwik-Fix Pro also provides significant benefit to enterprises by reducing the urgency of distributing software patches across the network, allowing IT staff the extra time necessary to thoroughly regression test releases from Microsoft in order to ensure that they do not interfere with the performance of their network or applications. Qwik-Fix Pro will be sold on an annual subscription basis, with discounts based on numbers of seats, and length of contract. We will also provide discounts to educational institutions. While industry trends are highly favorable, we have no revenue history for a product of Qwik-Fix Pro's type. Therefore, market acceptance of our software remains untested.

In addition to Qwik-Fix Pro, additional revenues will result from our service offerings in the areas of computer forensics, security quality assurance, vulnerability alerts and network scans. We expect that approximately 20% of our revenues will result from services. These services will serve both to provide a revenue stream, and an on-going source of access to real-world business problems, resulting in continued critical input into our product development plans. Revenues from Threat Focus, a company we acquired in June 2004, is expected to contribute to revenue growth over the next year as a result of increased marketing and sales efforts, and the complementary nature of the Threat Focus subscription service. Most Qwik-Fix Pro sales prospects will also be Threat Focus prospects, and vice versa.

Expense growth will be primarily in the areas of sales, channel development, marketing and suupport, security research labor, product development and customer service. We have started building a direct sales effort in North America in addition to developing channel partners and alliances. We have added senior staff to direct these efforts. Significant additional resources will be devoted to both hiring new staff and to marketing programs to support both direct sales and partner channels. We will pursue revenue opportunities outside of North America through partners and distributors in those regions. We are currently in discussions related to distribution opportunities in China, Japan, Europe and Latin and South America. We will also continue an aggressive investment in security research, expanding on our existing research capabilities, which provide the core of the value of Qwik-Fix Pro. We also expect this investment to lead to future product development opportunities. We believe our product development staff will continue to grow, but more slowly than sales and marketing or research. Customer service personnel will grow in number as the penetration of Qwik-Fix Pro increases. However, we will pursue leverage opportunities in our channel sales, OEM and VAR relationship development efforts. Such potential partners will handle responsibility for Qwik-Fix Pro Tier 1, Tier 2 and Tier 3 support, (handling all direct customer support efforts) thereby reducing PivX's expenses in this critical area.

We recognize that the market pressures which validate the opportunity for Qwik-Fix Pro are apparent to others and therefore we expect to experience direct competition in the marketplace, though we are not aware of any product in the market today which delivers the same or similar capability as Qwik-Fix Pro. We also expect to compete to some extent with anti-virus vendors, as they also claim to provide desktop computer security protection. However, their approach is reactive and our approach is proactive, which is an important distinction. We have engaged with several analysts including Gartner, who believe that we are rather unique in our approach. Leading industry editors such as Mark Joseph Edwards of Windows and .Net magazine have told their readers that we are unique in our approach and have encouraged their readers to try Qwik-Fix Pro.

Our executive offices are located in Newport Beach, CA and consist of a 7,200 square foot facility. We occupy the facility pursuant to a 30 month lease, expiring in December 2006. Threat Focus and Qwik-Fix Pro users are supported through our network infrastructure, which is located at the SBC hosting data center in Irvine, California.

LIQUIDITY AND CASH RESOURCES

As of June 30, 2004, we had working capital of $13,324. Because of our exclusive focus on product and market development during the first half of 2004, financial results show a loss of $2,983,629, which includes $1,277,490 consisting of a non-recurring, non-cash charge related to the above-described reverse acquisition.

During the first half of 2004, we raised $1,650,097 in gross proceeds from a private placement sale of 1,159,542 shares of our common stock. We have used the net proceeds of the offering to hire additional product developers and engineers, sales and marketing personnel and for working capital.

We will require additional capital of at least $5,000,000 over the next 12 months to execute on our plan of operations discussed in this report. We plan to use this capital to hire additional developers and security researchers, to increase our sales and marketing efforts, support our channel sales efforts, and expand our customer support capability. We plan to obtain the additional working capital through additional private placement sales of our equity securities. However, as of the date of this report, we have no commitments for the sale of our securities nor can there be any assurance that such funds will be available on commercially reasonable terms, if at all. Should we be unable to raise the required funds, our ability to finance our continued growth will be materially adversely affected.

CASH POSITION AND USES OF CASH

Our cash and cash equivalents position as of June 30, 2004 was $765,474.

During the six months ended June 30, 2004, we used $961,347 in cash in our operating activities, as compared to $121,349 for the six months ended June 30, 2003. We continue to use cash in operations, and we have increased our expenditures compared to the prior year as we continue to grow.

During the six months ended June 30, 2004, our financing activities provided cash in the amount of $1,638,669, as compared to $25,000 for the six months ended June 30, 2003. The significant increase is due to the sale of our common stock in private placement offerings in the second quarter of 2004.

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

PART II.   OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

During the three months ended June 30, 2004, we sold unregistered shares of our securities in the following transactions:

During the three months ended June 30, 2004, we sold 440,663 shares of common stock in a private placement financing for gross proceeds of $874,915. Falcon Capital acted as placement agent for this offering and received a finders fee of $105,759 a warrant to purchase 44,066 shares of our common stock. These issuances were made only to "accredited investors" residing in Europe pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of1933 ("Securities Act") and Rule 506 thereunder.

In June 2004, we issued 1,000,002 shares of our common stock to the three (3) shareholders of Threat Focus, Inc. in connection with our acquisition of Threat Focus These issuances were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder.

In June 2004, we issued 31,000 shares of common stock to a consultant of the Company. The issuance was made pursuant to Section 4(2) of the Securities Act.

In June 2004, we issued 200,000 shares of common stock to an investor relations consulting firm. The issuance was made pursuant to Section 4(2) of the Securities Act.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

    REGULATION
    S-B NUMBER                           EXHIBIT

       31.1         Rule 13a-14(a) Certification of Chief Executive Officer

       31.2         Rule 13a-14(a) Certification of Chief Financial Officer

       32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       99.1         Agreement and Plan of Merger(1)

       99.2         Amendment to Agreement and Plan of Merger(1)

       99.3         Amendment No. 2 to Agreement and Plan of Merger(1)

----------------
Filed as an exhibit to Form 8-K dated June 22, 2004.

(b) Reports on Form 8-K

On April 9, 2004, we filed a Current Report on Form 8-K under Items 1, 2, 5, 7 and 9 announcing that on March 25, 2004, we were the subject of a reverse acquisition by Pivx Solutions, LLC, a California corporation.

On April 20, 2004, we filed a Current Report on Form 8-K under Item 4 announcing that on April 16, 2004, our Board of Directors approved a change in auditors. Our Board of Directors approved the dismissal of Pritchett Siler & Hardy PC as our independent public accountants and the selection of McKennon Wilson & Morgan, LLP. as their replacement.

On June 8, 2004, we filed a Current Report on Form 8-K/A under Items 1, 2 and 7 disclosing certain historical and pro forma financial information of PivX Solutions, LLC.

On June 22, 2004, we filed a Current Report on Form 8-K under Items 2 and 7 announcing our acquisition of Threat Focus, Inc.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PIVX SOLUTIONS, INC.

August 23, 2004                          By:      /s/ Robert N. Shively
                                            ------------------------------------
                                                  Robert N. Shively
                                                  Chief Executive Officer

August 23, 2004                          By:      /s/ Kenneth Dill
                                            ------------------------------------
                                                  Kenneth Dill
                                                  Chief Financial Officer