Form 10QSB
period 2004-09-30
PivX Solutions, Inc.
filed 2004-11-12
CIK 1160420

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

     The number of shares of common stock outstanding as of November 2, 2004 was 24,453,893

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                              PIVX SOLUTIONS, INC.
                                      INDEX

                                                                            Page
                                                                          Number
                                                                          ------

PART I.    FINANCIAL INFORMATION                                             F-1

Item 1.    Financial Statements                                              F-1

           Condensed Consolidated Balance Sheet as of
           September 30, 2004 (unaudited)                                    F-1

           Condensed Consolidated Statements of Operations for the
           three and nine months ended September 30, 2004 and 2003
           (unaudited)                                                       F-2

           Condensed Consolidated Statements of Cash Flows for the
           nine months ended September 30, 2004 and 2003 (unaudited)         F-3

           Condensed Consolidated Statement of Stockholders' Equity
           for the nine months ended September 30, 2004 (unaudited)          F-4

           Notes to Condensed Consolidated Financial Statements
           (unaudited)                                                       F-5

Item 2.    Management's Discussion and Analysis or Plan of Operations         13

Item 3.    Controls and Procedures                                            17

PART II.   OTHER INFORMATION                                                  18

Item 2.    Unregistered sales of Equity Securities and Use
           of Proceeds                                                        18

Item 6.    Exhibits and Reports on Form 8-K                                   18

SIGNATURES                                                                    19


                   PIVX SOLUTIONS, INC. (FORMERLY DRILLING, INC.) AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED BALANCE SHEET
                                             (UNAUDITED)
                                                                              September 30, 2004
                                                                              ------------------
ASSETS

Current Assets:
     Cash                                                                          $   827,450
     Accounts receivable                                                                42,248
     Other current assets                                                               15,985
                                                                                   ------------

              Total current assets                                                     885,683

Property and equipment, net accumulated depreciation of $104,997                       618,569
Intangible assets, net accumulated amortization of $66,495                             956,505
Goodwill                                                                             1,053,556
Other assets                                                                            43,974
                                                                                   ------------

              Total assets                                                         $ 3,558,287
                                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                              $   328,144
     Accrued liabilities                                                               247,149
     Accrued employment contracts                                                      264,251
     Deferred revenue                                                                   25,583
     Common stock subscriptions payable                                                270,342
     Convertible note payable                                                           10,000
     Capital lease liability, current portion                                          141,189
                                                                                   ------------

             Total current liabilities                                               1,286,658

Capital lease liability, net of current portion                                        431,931
                                                                                   ------------

             Total liabilities                                                       1,718,589
                                                                                   ------------

Commitments and contingencies (Note 2)                                                      --

Stockholders' equity:
     Preferred stock, 10,000,000 shares authorized, none outstanding                        --
     Common stock, $.001 par value; 100,000,000 shares authorized,
         24,073,455 shares issued and outstanding                                       24,073
     Additional paid-in capital                                                      8,359,623
     Deferred compensation                                                             (80,310)
     Accumulated deficit                                                            (6,463,688)
                                                                                   ------------

             Total stockholders' equity                                              1,839,698
                                                                                   ------------

             Total liabilities and stockholders' equity                            $ 3,558,287
                                                                                   ============

            See accompanying notes to these condensed consolidated financial statements

                                            F-1

                                  PIVX SOLUTIONS, INC. (FORMERLY DRILLING, INC.) AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (UNAUDITED)

                                                        Three Months Ended                             Nine Months Ended
                                               September 30, 2004  September 30, 2003       September 30, 2004   September 30, 2003
                                               --------------------------------------       ---------------------------------------
Revenues:
     Consulting revenue                           $     62,171       $    163,935               $     86,171       $    743,923
     Subscription revenue                               13,619                 --                     18,028                 --
                                                  --------------------------------              --------------------------------

          Total revenues                                75,790            163,935                    104,199            743,923

Cost of Revenues                                        15,776             60,664                     16,726            393,824
                                                  --------------------------------              --------------------------------

  Gross profit                                          60,014            103,271                     87,473            350,099

Operating Expenses:
     Selling, general and administrative             1,023,349            283,701                  2,398,237            506,522
     Research and development                          462,117             16,218                    811,134             48,336
                                                  --------------------------------              --------------------------------

          Total operating expenses                   1,485,466            299,919                  3,209,371            554,858
                                                  --------------------------------              --------------------------------

Operating loss                                      (1,425,452)          (196,648)                (3,121,898)          (204,759)

Value of merger-related fees                                --                 --                 (1,287,490)                --
Excess fair value of common stock issued for
    cash at discount                                  (706,291)                --                   (706,291)                --
Interest expense                                       (19,602)           (20,777)                   (22,949)           (20,777)
Other income                                             1,193                  9                      4,097                 43
                                                  --------------------------------              --------------------------------

          Net loss                                $ (2,150,152)      $   (217,416)              $ (5,134,531)      $   (225,493)
                                                  ================================              ================================

Basic and diluted loss per common share           $      (0.09)      $      (0.01)              $      (0.25)      $      (0.02)
                                                  ================================              ================================

Basic and diluted weighted average number of
          common shares outstanding                 23,499,567         14,580,009                 20,875,912         14,555,311
                                                  ================================              ================================

                         See accompanying notes to these condensed consolidated financial statements

                                                           F-2


                        PIVX SOLUTIONS, INC (FORMERLY DRILLING, INC.) AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)

                                                                                   Nine Months Ended
                                                                       September 30, 2004    September 30, 2003
                                                                       ----------------------------------------
Cash flows from operating activities:
     Net loss                                                                $(5,134,531)      $  (225,493)
     Adjustments to reconcile net loss to net
        cash used in operating activities:
          Depreciation and amortization expense                                  139,074            13,064
          Non-cash merger-related expenses                                     1,277,490                --
          Stock issued for services                                              357,500            29,600
          Excess fair value of common stock issued for cash at discount          706,291                --
          Amortization of deferred compensation                                   18,750            60,000
          Amortization of options issued to consultants                           90,132                --
          Value of warrants and beneficial conversion feature
               feature issued with convertible debt                                   --            20,000
Changes in operating assets and liabilities, net of
     assets and liabilities acquired:
          Accounts receivable                                                     (8,813)           40,681
          Prepaid and other                                                      (11,785)               --
          Accounts payable                                                       254,483           (24,516)
          Accrued liabilities                                                    161,590          (131,110)
          Deferred revenue                                                        25,583                --
          Accrued employment contracts                                             6,499           135,242
                                                                             ------------------------------
                Net cash used in operating activities                         (2,117,737)          (82,532)
                                                                             ------------------------------
Cash flows from investing activities:
     Purchases of property and equipment                                         (57,389)          (27,751)
     Other assets                                                                (25,816)           (5,600)
                                                                             ------------------------------
               Net cash used in investing activities                             (83,205)          (33,351)
                                                                             ------------------------------
Cash flows from financing activities:
     Proceeds from issuance of common stock                                    2,632,776           112,500
     Common stock subscriptions payable                                          270,342                --
     Cash from acquired company                                                   48,271                --
     Borrowings from shareholders                                                     --            20,667
     Payments on capital leases                                                  (25,580)               --
                                                                             ------------------------------
               Net cash provided by financing activities                       2,925,809           133,167
                                                                             ------------------------------
Net change in cash                                                               724,867            17,284
Cash, beginning of period                                                        102,583           125,946
                                                                             ------------------------------
Cash, end of period                                                          $   827,450       $   143,230
                                                                             ==============================

     Supplemental disclosures for cash flow information-
          Cash paid for interest                                             $    22,949       $    20,777
                                                                             ==============================
     Non-cash investing and financing activities:
          Value of stock and warrants issued in connection
                private placement                                            $   477,009       $    10,750
          Value of merger-related expenses                                   $(1,277,490)      $        --
          Value of assets acquired under capital leases                      $   598,650       $        --
          Value of warrants and beneficial conversion
               feature with convertible debt                                 $        --       $    20,000

               See accompanying notes to these condensed consolidated financial statements

                                                  F-3


                                  PIVX SOLUTIONS, INC (FORMERLY DRILLING, INC.) AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                            (UNAUDITED)

                                                                                                                           Total
                                       Common Stock     Common Stock   Additional Paid    Deferred    Accumulated      Stockholders'
                                          Shares           Amount        In Capital     Compensation     Deficit           Equity
                                     -----------------------------------------------------------------------------------------------
As of December 31, 2003 after effect
   of merger with Drilling, Inc.         15,216,868       $ 15,217     $ 1,146,412         $     -    $ (1,329,157)      $ (167,528)

Common stock retained by Drilling, Inc.
   shareholders                           5,791,500          5,792          (5,792)              -               -                -

Stock issued for cash, net of
   offering costs                         1,779,835          1,779       2,580,997               -               -        2,582,776

Stock issued for services                   285,250            285         377,215               -               -          377,500

Stock issued for acquisition of
   Threat Focus                           1,000,002          1,000       2,087,818               -               -        2,088,818

Fair value of options issued to
   directors                                      -              -          25,000          (6,250)              -           18,750

Fair value of options issued to
   consultants                                    -              -         164,192         (74,060)              -           90,132

Value of  merger related
   expenses                                       -              -       1,277,490               -               -        1,277,490

Excess fair value of common
    stock issued for cash at discount             -              -         706,291               -               -          706,291

Net loss                                          -              -               -               -      (5,134,531)      (5,134,531)
                                     -----------------------------------------------------------------------------------------------
Balance as of September 30, 2004         24,073,455       $ 24,073     $ 8,359,623       $ (80,310)   $ (6,463,688)     $ 1,839,698
                                     ===============================================================================================

                            See accompanying notes to these condensed consolidated financial statements

                                                                F-4

         PIVX SOLUTIONS, INC. (FORMERLY DRILLING, INC.) AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - Basis of Presentation and Significant Accounting Policies
------------------------------------------------------------------

BUSINESS

PivX Solutions, Inc. ("PivX" or the "Company"), formerly known as Drilling, Inc. ("Drilling"), is a vulnerability research and security solutions company providing security software and consulting services to a variety of businesses, consumers and government agencies, including but not limited to Microsoft, Boeing, GMAC, the University of California, Sony and ICIIP. In August 2004, PivX completed its development of Qwik-Fix Pro(TM), a security software tool, which enables Microsoft computer users to be pro-actively protected from worms, viruses and malware. The first subscription sales of Qwik-Fix Pro (TM) were made in the quarter ended September 30, 2004.

Basis of Presentation and Change in Reporting Entity

On March 25, 2004, the Company completed the initial closing of a reverse acquisition of Drilling, pursuant to which Drilling will acquire all of the outstanding membership interests ("Interests") of the Company in exchange for a controlling interest in Drilling. Pursuant to the Securities Purchase Agreement and Plan of Reorganization dated March 10, 2004 by and among Drilling, the Company and the members of the Company, Drilling issued 1.55 shares of its common stock for each of the Company's Interests transferred to Drilling by each company member at the initial closing. As of the initial closing, the Company's members transferred 9,898,250 interests (representing approximately 99.0% of the Company's total interests outstanding) to Drilling in exchange for 15,342,289 shares of common stock of Drilling (representing approximately 73% of the total shares of Drilling's capital stock outstanding). The remaining 101,750 will be exchanged with approximately 157,712 shares of Drilling's common stock upon the remaining member's consent. At December 31, 2003, there were 9,817,328 membership shares outstanding that converted in to 15,216,858 shares of common stock. Between the period from January 1, 2004 to the acquisition date PivX issued 22,172 membership shares for cash proceeds of $28,999, 35,500 for services valued at $57,500 and 125,000 membership shares related to the private placement that commenced in June 2004. These additional membership interest converted into 215,431 shares of common stock.

In connection with the acquisition of the Company by Drilling, the Company obtained 73% of the outstanding common stock of Drilling. The acquisition was accounted for as a reverse acquisition, whereby the assets of the Company were reported at their historical cost. The assets and liabilities of Drilling will be recorded at fair value similar to a recapitalization. No goodwill was recorded in connection with the reverse acquisition. The reverse acquisition resulted in a change in reporting entity of Drilling for accounting and reporting purposes to the Company. See the amended form 8-K/A filed with the Securities and Exchange Commission on June 21, 2004 for pro forma financial statements as if the acquisition took place on December 31, 2003 for balance sheet purposes and on January 1, 2003 for income statement purposes.

ACQUISITION OF THREAT FOCUS, INC.

On June 9, 2004, the Company acquired Threat Focus, Inc., ("Threat Focus") a subscription-based security intelligence service used by companies to help keep their networks safe from attack and to comply with security and privacy regulations. The acquisition of Threat Focus was based on the complementary nature of the Threat Focus service to the Qwik-Fix Pro business, as prospects for one are likely prospects for the other. Additional corporate benefits to this acquisition included the management team, who have built and sold other high technology ventures, their technical resources, and the Threat Focus customer list of over 40 companies, including GE, Veritas, Delphi, New Century Financial, McKesson and TMC Healthcare. Under the terms of the agreement the Company issued 1,000,002 shares of common stock for all the outstanding shares of Threat Focus. The acquisition was accounted for under the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations". The shares were valued at $2,088,818, based on the average closing prices of the Company's common stock 15 days before and after the acquisition. The valuation includes a 10% discount due to the restrictions on the common stock. The results of Threat Focus' operations have been included in the consolidated financial statements since the date of the acquisition.

All assets and liabilities of Threat Focus have been recorded in the Company's consolidated balance sheet based on an independent appraisal of fair values at the date of acquisition. Identifiable intangible assets and goodwill relating to the purchase approximated $1,023,000 and $1,053,556, respectively. Identifiable intangible assets included internally developed software and trade names of $920,700 and $102,300, respectively. The software will be amortized over an estimated life of five years; trade names, which have an indefinite life will not be amortized and will be evaluated at least annually. During the nine months ended September 30, 2004, the Company amortized $66,495 of the internally developed software.

         PIVX SOLUTIONS, INC. (FORMERLY DRILLING, INC.) AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The following table details the allocation of the purchase price:

                                                                      Fair Value
                                                                  --------------

Cash                                                              $      48,271
Accounts receivable                                                       1,435
Equipment and capitalized web development costs                          15,784
Intangible assets                                                     1,023,000
Goodwill                                                              1,053,556
Accounts payable                                                        (34,619)
Accrued liabilities                                                     (18,609)
                                                                  --------------
Total                                                             $   2,088,818
                                                                  ==============

The required quarterly pro forma financial results are displayed as if the acquisition between the Company and Threat Focus took place at January 1, 2003 and January 1, 2004. The pro forma results for the nine months ended September 30, 2004 and 2003 are listed below:

                                                    2004                2003
                                                    ----                ----

Revenues                                      $     146,729        $    754,856
Net loss                                         (5,211,910)           (300,004)
Loss per common share                                 (0.24)              (0.02)
Weighted average common shares outstanding       21,459,855          15,555,313

FINANCIAL STATEMENT PREPARATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. The financial statements and related notes of PivX for the years ended December 31, 2003 and 2002 were filed with the SEC on form 8-K filed on June 21, 2004.

The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the condensed consolidated financial statements and accompanying disclosures. Although these estimates are based on management's best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates. The results of operations for the three and nine months ended September 30, 2004, are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

LIQUIDITY

At September 30, 2004, the Company had negative working capital of $(400,975). During 2004, the Company raised proceeds of $2,609,854, net of offering costs of $262,577, through the sale of 1,779,835 shares of common stock. On November 5, 2004, the Board of Directors of the Company approved the terms of a $10,000,000 offer for financing from Cornell Capital, LP. The financing is available in tranches of $500,000 at the Company's will. Should the Company be unable to raise these or other funds, its ability to continue as a going concern will be materially adversely affected. The Company plans to obtain additional working capital through additional private placement sales of its equity securities. The Company plans to use the additional capital to hire additional developers and security researchers, to increase its sales and marketing efforts, as well as provide the necessary infrastructure to be a public company. No adjustments have been made to the carrying value of reported assets and liabilities as a result of the uncertainties described above.

         PIVX SOLUTIONS, INC. (FORMERLY DRILLING, INC.) AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at a financial institution in excess of the $100,000 FDIC insurance level.

SOFTWARE DEVELOPMENT COSTS

Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," states that all costs incurred in connection with the development of software subsequent to technological feasibility should be capitalized until such time that the software is available to customers. The Company believes its current process for developing software is essentially completed concurrent with the establishment of technological feasibility and, as such, no costs have been capitalized to date. The software included in the accompanying balance sheet relates to assets acquired from Threat Focus.

DEFERRED OFFERING COSTS

Direct costs incurred in connection with the Company's private placement offerings are capitalized (see Note 4). The Company is netting these costs ratably against the proceeds over the period in which the proceeds are received. In the event the private placement offering is unsuccessful, the Company will charge these costs to operations. As of September 30, 2004, all offering costs have been netted against the proceeds received.

REVENUE RECOGNITION

For the periods presented, the Company's revenues were derived under consulting contracts and subscription agreements of Threat Focus and Qwik Fix Pro (TM) license agreements. The revenues from the contracts are recognized as the services are completed. In cases where the Company did not track the hours under the consulting project, revenues were recorded at the completion of the contract. The Company recognizes software license fee revenue in accordance with the provisions of Statement of Position SOP 97-2 "Software Revenue Recognition," as amended by SOP 98-9, "Software Revenue Recognition, With Respect to Certain Transactions." Software license fees are charged for licenses for security software to be delivered to customers for in-house applications. Licenses range from recurring one month agreements to quarterly or annual agreements. Revenues from single-element software license agreements will be recognized upon installation and acceptance of the software. Revenues from software arrangements involving multiple elements will be allocated to the individual elements based on their relative fair values. Maintenance and rights to unspecified upgrades, as well as subscriptions to licenses will be reported ratably. Deferred revenues result from cash received for subscriptions that expire after the balance sheet date.

SIGNIFICANT CUSTOMERS

During the nine months ended September 30, 2004, revenues from two (2) customers accounted for 40% and 32% of total revenues. During the nine months ended September 30, 2003, three customer accounted for 100% of total revenues.

Accounting for Stock-based Compensation

The Company has not adopted a fair value-based method of accounting for stock-based compensation plans for employees and non-employee directors. The Company will use the intrinsic value-based approach, and supplement disclosure of the pro forma impact on operations using the fair value-based approach as required by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure". Stock-based compensation issued to non-employees and consultants was not measured at fair value since the minimum value method applied to the Company in accordance with SFAS No. 123 "Accounting for Stock-Based Compensation".

         PIVX SOLUTIONS, INC. (FORMERLY DRILLING, INC.) AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

ACCOUNTING FOR STOCK-BASED COMPENSATION  (Continued)

Common stock issued for services is recorded based on the closing ask price of the Company's common stock. If shares are not registered, the closing ask price used to determine estimated fair value is discounted by 10%.

Common stock issued for cash at a significant discount, a discount which exceeds 20% of the closing ask price on the date of sale, is considered a charge to operations for the difference between the estimated fair value and cash price received.

PER SHARE INFORMATION

The Company presents basic earnings (loss) per share ("EPS") and diluted EPS on the face of all statements of operations. Basic EPS is computed as net income
(loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities which are exercisable during or after the reporting period. In the event of a net loss, such incremental shares are not included in EPS since their effects are anti-dilutive. Effects of outstanding options, which were excluded in weighted average dilutive shares outstanding because of the net loss during the three and nine months ended September 30, 2004 were 959,866 shares. Effects of outstanding options, which were excluded in weighted average dilutive shares outstanding because of the net loss during the three and nine months ended September 30, 2003 were 780,000 shares.

Note 2 - Commitments and Contingencies
--------------------------------------

EMPLOYMENT CONTRACTS

The Company has employment agreements with nine of its employees. Under the terms of these agreements, the Company is obligated to pay a combined yearly salary of $1,183,000. Two of these agreements are subject to a 6% cost of living increase. The same two agreements have a term of five years and include severance pay of two years based on the current salary. Under the terms of six agreements, the Company issued 882,500 shares of common stock which have vesting periods from one to three years. Additionally, six employees were granted options to purchase 1,415,000 shares of common stock. The options are exercisable at prices ranging from $0.32 to $3.00 with a weighted average price of $1.04 and vest over a three-year period. See Note 4 for further discussion of stock-based compensation. As of September 30, 2004, amounts due on employment agreements with two (2) founders were $251,673 and are included on the accompanying condensed consolidated balance sheet.

INVESTMENT BANKING AGREEMENTS

On October 6, 2003, the Company entered into an agreement with an investment banking firm. The services to be performed under the agreement were for assisting the Company in identifying and negotiating the acquisition of a public shell and to assist the Company in raising $5 million in equity capital in a private placement. In connection with the agreement, the Company issued the investment banker 155,000 shares of common stock valued at $100,000 upon the execution of the agreement as compensation. The shares were non-refundable. The value of the shares was allocated evenly between the two major services performed. In connection with the $50,000 allocated to obtaining the shell company, the amount was expensed upon the issuance of the shares. In connection with the $50,000 allocated to assisting the Company in raising capital, the amount was capitalized as a deferred offering cost as it was a direct cost of the private placement described in Note 4. The private placement began in March 2004 and was completed in June 2004 with some of the shares being issued in the quarter ended September 30, 2004. The deferred offering costs was charged against additional paid-in-capital equally in the 1st and 2nd quarter of 2004 as that was the period when the proceeds were expected from the private placement.

In addition, the Company was required to issue the investment banker 3% of the fully diluted common stock post merger. The investment banker waived the 3% because of time delays and resulting hardship to the Company. Since the merger was effected, management recorded the fair value of the shares that were waived in the amount of $1,277,490 as a merger-related expense.

In addition, under the investment banking contract, the Company was required to issue to the investment banker a 10% funding fee and warrants to purchase 10% of the common stock sold under any private placements or fundings while the contract was in effect. These fees were due unless the fees paid to another placement agent were in excess of the 10%. This agreement expired and was not renewed in April 2004.

         PIVX SOLUTIONS, INC. (FORMERLY DRILLING, INC.) AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

LEASES

In May 2004, the Company entered into a lease agreement in an adjacent building. Upon entering into the lease the Company terminated their previous agreement, which had been month to month. The lease requires the Company to make monthly rental payments between $14,792 and $20,339 and is for a period of three and a half years expiring in December 2007. Included in the new lease agreement was furniture and fixtures that the Company would take possession of during the term of the lease. The Company determined that the fair value of the furniture and fixtures was $213,650. Upon determination of the fair value of the furniture and fixtures, the Company allocated the total payments under the lease between the furniture and fixtures and the building lease. The portion allocated to the furniture and fixtures of $213,650 was capitalized and is being treated as a capital lease with a portion of the payments allocated from the lease being recorded as principal and interest.

At various times during the nine months ended September 30, 2004 the Company entered into eleven (11) leases for equipment. The leases were treated as capital leases. The lease terms range from 36 to 60 months and require aggregate monthly lease payments totaling approximately $12,359. Total amounts capitalized as equipment related to these leases were approximately $385,000.

Subsequent to September 30, 2004, the Company entered into two (2) additional leases for equipment. These leases will also be treated as capital leases. The lease terms range from 36 to 48 months and require aggregate monthly payments of approximately $425. The total amounts capitalized as equipment related to these leases was approximately $10,000.

CONSULTING AGREEMENTS

On April 13, 2004 the Company entered into an agreement with an executive recruiter for the exclusive provider of recruiting services for its technical placements. The agreement establishes a fee of 15% of the candidate's starting annual base salary, excluding any bonuses or relocation allowances. Placement fees are paid 80% in cash and 20% in the number of common shares of stock valued at the rate of $2.00 per share. During the nine months ended September 30, 2004, the recruiter was paid $29,400 and earned 3,675 common stock shares valued at the fair market value of the stock at the date the fee was earned, or $8,921. The stock was not issued as of September 30, 2004 and therefore the amount due is recorded in accrued liabilities in the accompanying condensed consolidated balance sheet.

On June 24, 2004, the Company entered into an agreement with an investor relations firm which is providing the Company with services designed to enhance awareness of the Company among members of the investment community. The Company issued 200,000 shares of common stock valued at $300,000 as a nonrefundable retainer. The value of the shares was expensed during the six months ended June 30, 2004, as the shares were nonrefundable. In addition, if the Company does not otherwise terminate the contract prior to December 24, 2004, the Company is required to issue an additional 32,500 shares of common stock on December 24, 2004 and the 21st day of each of the 5 months after December 24, 2004. Should the Company not terminate the contract, the monthly payments will total 195,000 shares in addition to the initial non-refundable retainer. Finally, if, during the term of the agreement, the firm introduces either lenders or equity investors to the Company that do not have a preexisting relationship with the Company, and who make an investment in the Company during the period of the agreement and ending twelve (12) months after the termination of the agreement, the Company shall compensate, in cash, an amount equal to 3% of the applicable gross funding to the firm. As of September 30, 2004 the firm had not earned any introduction fees related to new lenders or equity investors.

On June 30, 2004, the Company entered into an agreement with an investor relations firm which will provide the Company with services designed to enhance awareness of the Company among members of the investment community. The Company is paying the investor relations firm $6,000 per month, and granted a warrant to purchase 25,000 shares of common stock at $2.25. The warrant vests immediately and expires in five years. The initial term of the agreement is for three (3) months ending on October 5, 2004. The warrants were valued at $30,450 using the Black-Scholes valuation model. If neither party terminates the agreement before October 5, 2004, the investor relations firm will receive an additional warrant to purchase 25,000 shares of common stock at the average closing price over the ten (10) trading days proceeding October 5, 2004. The Company terminated the agreement prior to October 5, 2004.

         PIVX SOLUTIONS, INC. (FORMERLY DRILLING, INC.) AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

CONSULTING AGREEMENT (Continued)

On July 22, 2004 the Company entered into an agreement with an investment banking firm. The services to be performed under the agreement were for (a) introducing potential equity or debt or other financing sources to the Company for the purpose of an equity investment in the Company, (b) introducing the Company to potential candidates that may engage in a transaction with the Company by merger, asset sale, sale of securities, joint venture, or strategic partnership and (c) assisting the Company with preparing marketing collateral, presentation material and other documents necessary in connection with the above services. As payment for the services to be provided by the investment banking firm, the Company is to pay a cash fee equal to 5% of any transaction and issue a warrant convertible into a number of shares of common stock equal to 5% of any transaction resulting from a referral by the investment banking firm. Additionally, the Company is to pay a cash fee equal to 2% of total proceeds of any other third party transaction and issue a warrant convertible into a number of shares equal to 2% of total proceeds resulting from any other third party transaction. The warrants shall be exercisable for 5 years from date of issue and shall have an exercise price of $3.00 per share. The term of the agreement is for one year commencing on July 22, 2004 unless otherwise terminated sooner. Upon termination, the investment banker is entitled to the above compensation for any investments that results from an introduction made by the investment banker if there is an investment in the Company for a period of three years from the termination date. Additionally, if, after termination, the Company has an equity investment by any third party in which the Company uses the documentation and/or strategies developed by the investment banker, then the investment banker shall be entitled to the third party compensation noted above. As of September 30, 2004 there have not been any qualified equity transactions, other than the August 20, 2004 equity transaction discussed in Note 4, Stockholders' Equity, Common Stock Offerings which was specifically excluded from the agreement as a qualifying event.

Note 3 - Convertible Note
-------------------------

As a part of the August financing (See Note 4), the holder of the note, which is also an employee, acted as a finder for the Company and earned a 5% finders fee in connection with introducing potential investors to the Company. As such, the employee earned a finders fee of $19,211. The fees earned were recorded as a reduction in additional paid-in capital in the third quarter of 2004. Of the fees earned, $11,300 were netted against the outstanding employee advance plus accrued interest thereon and the remaining fee due is included in accrued liabilities in the accompanying financial statements as of September 30, 2004. Subsequent to September 30, 2004, the holder of the note converted the amount due in to 10,875 shares.

Note 4 - Stockholders' Equity
-----------------------------

PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock. The preferred stock will be available in an amount adequate to provide for the Company's future needs. The additional shares will be available for issuance from time to time by the Company at the discretion of the board of directors with such rights, preferences and privileges as the board may determine. As of September 30, 2004 the Company has not issued any shares of preferred stock.

         PIVX SOLUTIONS, INC. (FORMERLY DRILLING, INC.) AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 4 - Stockholders' Equity (Continued)
-----------------------------

STOCK ISSUED FOR CASH

During the nine months ended September 30, 2004 and 2003, the Company issued 1,779,835 and 213,125 shares of common stock for net cash proceeds of $2,632,776 and $112,500, respectively. Included in the 2004 numbers are amounts received from private placements. See below for discussion of the private placements during the nine months ended September 30, 2004.

STOCK ISSUED FOR SERVICES

From time to time the Company has issued common stock to consultants and directors for services performed. During the nine months ended September 30, 2004 and 2003, the Company issued a total of 254,250 and 101,680 shares of common stock valued at $357,500 and $29,600, respectively. For a description of 200,000 shares issued to a consultant during the six months ended June 30, 2004 see Note 2.

COMMON STOCK OFFERINGS

On February 17, 2004 the Company entered into an agreement with a placement agent wherein the placement agent receives, as a placement fee, 12% of proceeds directly generated, 5% of common shares placed by the placement agent issued as restricted common stock and warrants to purchase the equivalent of 10% of restricted common stock placed by the placement agent. The warrants will be exercisable at $2.00 per share, vest immediately and expire in five years.

The Company offered up to 2.5 million shares of common stock at $2.00 or up to $5 million. This offering was initially for the period from February 17, 2004 to April 30, 2004 but was extended to June 30, 2004. The Company issued 1,242,830 shares of common stock resulting in proceeds of $1,791,095, net of fees paid/earned of $243,366 by the placement agent, issuance of 193,750 shares of common stock fairly valued at $387,500 and the granting of warrants to purchase 101,395 shares of common stock fairly valued at $75,742. All costs were netted against the proceeds received.

On August 21, 2004, the Company offered a private placement of common stock at $1.55 per share, or at a discount of approximately 22% to the August 20, 2004 closing price. The offer was for a period of 30 days from August 21, 2004. Through September 30, 2004, the Company issued 537,005 shares of common stock resulting in proceeds of $812,683, net of $19,211 of fees earned by an employee finder of the Company (See Convertible Note above). During the period of the offering the market price of the Company's common stock increased, therefore the offering price of $1.55 resulted in significant discounts (50% or more) to market quotations of the OTC:BB at the time commitments were made or the cash received by the Company. In connection with these issuances, the Company recorded an expense of $706,291 arising from the sale of stock at less than fair market value. The fair value was determined by management based on the average trading close prices on the OTC:BB on the day the transaction was effected, less a discount of 20% for transferability restrictions.

As of September 30, 2004, the Company has received $270,342 for the obligation to issue 135,171 shares of common stock. The entire obligation is for the February $2.00 offering. Not all of the shares have been issued in connection with this offering because some subscription agreements are still outstanding. The Company recorded the amount owed as common stock subscription payable in the accompanying condensed consolidated balance sheet. Subsequent to September 30, 2004, the Company issued 118.191 shares relative to these obligations.

STOCK OPTION/STOCK ISSUANCE PLAN

On April 23, 2003, the Company entered into an amended and restated Stock Option/Stock Issuance Plan. There were no options issued under this plan. The plan terminated has been terminated.

On November 5, 2004, the Board of Directors of the Company approved the 2004 Incentive Stock Option Plan (the "Plan") under which all stock options issued by the Company have been granted. The maximum number of shares that can be issued under the Plan are 4,000,000. As of September 30, 2004, there have been 1,046,250 options issued under the Plan. The options generally vest over a period between one and three years. Approximately 125,000 of the approved options contain option prices that are variable to the market price of the Company's common stock on date of vesting. At the date of the Board of Director approval, the fair market value of the stock exceeded the option grant value by an amount approximating $658,000. The Company will be recording a charge for the amount over the period in which the options become vested. Under the stock option plan 590,250 shares are awaiting approval and the assignment of an exercise price by the Board of Directors.

         PIVX SOLUTIONS, INC. (FORMERLY DRILLING, INC.) AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

OPTIONS

On September 11, 2002, the Company entered into an employment agreement with its president and chief operating officer. Under the terms of the agreement, the Company issued 620,000 shares of Company's common stock, which vest over the period of one year. The shares were valued at $80,000 based on estimated fair market value of the Company's common stock at the time of grant. The value of the shares were recorded as compensation expense and expensed ratably over the vesting period of one year. During the nine months ended September 30, 2003, $60,000 was expensed.

On September 6, 2003, the Company entered into an employment agreement with its senior security researcher. Under the terms of the agreement the Company granted 232,500 shares of Company's common stock. The shares vest 20% on December 31, 2003, with the remaining 80% vesting equally over the next two anniversary dates of the agreement. The shares were valued at $150,000 based on estimated fair market value of the Company's shares of common stock at the time of grant. The value of the shares is being expensed ratably over the vesting period. During the nine months ended September 30, 2004, $45,000 was expensed. As of September 30, 2004, 31,000 of the earned shares have been issued. The Company has recorded $55,000 in accrued liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2004 for the remaining earned shares.

In addition, during the nine months ended September 30, 2004 the Company granted the issuance of 114,000 shares of common stock to various employees. The shares of common stock vest over the periods of three years. The shares were valued at $60,000 based on estimated fair market value of the Company's shares of common stock at the time of grant. The value of the shares is being expensed ratably over the vesting period. During the nine months ended September 30, 2004, $7,817 was expensed. As of September 30, 2004, none of the shares have been issued. The Company has recorded a $7,817 in accrued liabilities on the accompanying condensed consolidated balance sheet as of September 30, 2004 for the earned shares.

During the nine months ended September 30, 2004, the Company issued options to purchase a total of 102,500 shares of common stock to three non-employee directors or corporate advisory board members. The options are exercisable at $0.65 and vest in one year and expire in five years from the vesting date. In connection with these grants, the Company recorded deferred compensation of $25,000, which will be amortized over the vesting period of the options. During the nine months ended September 30, 2004, the Company expensed $18,750 and the remaining $6,250 is recorded on the accompanying condensed consolidated balance sheet as deferred compensation.

During the nine months ended September 30, 2004, the Company entered into employment agreements and offers for employment with certain key personnel, which provide options to purchase an aggregate of 928,000 shares. Approximately 125,000 of the approved options contain option prices that are variable to the market price of the Company's common stock on date of vesting. See Note 5 - Subsequent Events for discussion of the subsequent granting of these options.

On May 21, 2004, the Company entered into an agreement with an independent contractor. Under the terms of the agreement the Company grants the contractor options to purchase the equivalent of $2,500 of Company's common stock per week worked. The exercise price of the options is granted at 80% of the fair market value of the Company's common stock on the date of grant. The options vest immediately and expire in five years. During the nine months ended September 30, 2004, the Company issued options to purchase 28,677 shares of common stock. The Company valued the options at $44,870 based on the Black-Scholes valuation model, which was expensed during the nine months ended September 30, 2004 as the options were immediately exercisable. If the independent contractor should stay with the Company on a permanent basis, he will receive an additional option to purchase 200,000 shares at a price to be determined at that time.

On June 19, 2004, the Company entered into an agreement with an independent contractor. Under the terms of the agreement the Company granted options to purchase 84,000 shares of Company's common stock at $2.00 per share. The shares vest over periods ranging from one to two years. The options were valued at $88,872 based on the Black-Scholes valuation model. The value of the shares is being expensed ratably over the vesting periods. During the nine months ended September 30, 2004, $14,812 was expensed. As of September 30, 2004, $74,060 is recorded in deferred compensation on the accompanying financial statements.

Note 5 - Subsequent Events

Subsequent to September 30, 2004, the Company issued approximately 428,000 shares for proceeds of approximately $664,000.

On November 5, 2004, the Board of Directors of the Company approved the 2004 Incentive Stock Option Plan (the "Plan") under which all stock options issued by the Company have been granted. The maximum number of shares that can be issued under the Plan are 4,000,000. As of September 30, 2004, there have been 2,051,000 options issued under the Plan

On November 5, 2004, the Board of Directors of the Company approved the terms of a $10,000,000 offer for financing from Cornell Capital, LP. The financing is available in tranches of $500,000 at the Company's will. Should the Company be unable to raise these or other funds, its ability to continue as a going concern will be materially adversely affected.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

OVERVIEW

We are a vulnerability research and security solutions company providing security software and consulting services to a variety of businesses and governmental agencies. We offer software and consulting services specifically tailored to meet the individual needs of our customers as well as classroom seminars for coding engineers and managers focused on developing secure software. As a partner of the Institute for Critical Information Infrastructure Protection (ICIIP) and in conjunction with USCERT and the Center for Telecom Management, PivX executives served as co-chairs of two task force sub-groups at the Department of Homeland Security's ("DHS") First Annual Cyber Security Summit, and co-authored a 250-page report that was presented to DHS Secretary Tom Ridge and the Bush Administration.

Our primary security software is Qwik-Fix Pro(TM), a Host-Based Intrusion Prevention product. Qwik-Fix Pro is designed to proactively prevent known and unknown software vulnerabilities in all versions of Microsoft Windows and Internet Explorer from being exploited by hackers, virus writers and worm writers. Qwik-Fix Pro is simple to use, easy to download and install. This serves to protect Qwik-Fix Pro users during the `Window of Exposure' or that period of time between when a security vulnerability is identified and the time that Microsoft releases a periodic monthly cumulative patch or a new Service Pack and it is deployed. This Window of Exposure can be as long as 6-12 months. In addition, another product of the Company, Qwik-Fix Pro Home, is currently offered to individual subscribers for personal use at $39.95 via Digital River, our web based fulfillment partner. Qwik-Fix Pro was made available for sale to enterprise customers on August 16, 2004. It comprises client software, server software, and a management console. Quik-Fix Pro is sold as a service with an annual subscription revenue model. Revenues from the sale of Qwik-Fix Pro commenced in August 2004.

         o Enterprise software licensing agreements have been entered into with Shepard Mullin, Tri-Star MGA, Tritronics, Redwood Consultants and Dent Asset Management

         o Original Equipment Manufacturer ("OEM") reseller agreements have been Entered into with Dell and Gateway.

         o Over 75 enterprise software evaluation licensing agreements have been signed with companies such as Deloitte, CitiGroup, Richter, Roth Capital, Canon, Halliburton and governmental agencies and institutions such as the Department of Homeland Security, Department of Defense, NASA, National Institute of Science and Technology, National Institute of Health, the Canadian government and the Salk Institute.

Qwik-Fix Pro is sold as a service with an annual subscription revenue model. Qwik-Fix Pro has been written about extensively in many of the leading IT publications. Since the product's release, more than 120 press articles have been written about the Company and Quik Fix Pro, including PC Magazine, Windows,.Net Magazine, Search Security, Tech Target and E-Week. The net result of this publicity is over 25,000 active customer leads and 1,000 active enterprise leads.

In addition, the Company acquired all the assets of Threat Focus, Inc. ("Threat Focus") in June 2004. Threat Focus offers a security intelligence service used by companies to help keep their networks safe from attack and to comply with an ever-increasing number of security and privacy regulations. The Threat Focus service includes: 1) Real-time, targeted security alerts for over 1,600 products; and 2) Automated vulnerability scanning to identify and fix 5,400+ known security weaknesses. The acquisition of Threat Focus was based on the complementary nature of the Threat Focus service to the Qwik-Fix Pro business, as prospects for one are likely prospects for the other. Additional corporate benefits to this acquisition included the management team, who have built and sold other high technology ventures, their technical resources, and the Threat Focus customer list of over 40 companies, including GE, Veritas, Delphi, New Century Financial, McKesson and TMC Healthcare.

The Company's future growth strategy includes both organic growth as well as strategic and complementary acquisitions of companies such as Threat Focus. PivX is building a direct sales force as well as a channel and alliance team.

CORPORATE REORGANIZATION

We were incorporated under the laws of the State of Nevada on April 24, 1975. Prior to the reverse acquisition described below, our corporate name was Drilling, Inc. As Drilling, Inc. the Company had no operations and was considered a development stage company as defined in Statement of Financial Accounting Standards No. 7 "Accounting and Reporting by Development Stage Enterprises. Pursuant to a Securities Purchase Agreement and Plan of Reorganization dated March 10, 2004 by and among Drilling, Inc., Pivx Solutions, LLC, a California limited liability company ("Pivx Sub") and the members of Pivx Sub, Drilling, Inc. has acquired 99% of the total membership interests of Pivx Sub which were outstanding. We will endeavor to acquire the remaining Pivx Sub membership interests outstanding in subsequent closings. Drilling issued 1.55 shares of its common stock for each Pivx membership interest transferred to Drilling, Inc. Since the members of Pivx Sub acquired a majority of the issued and outstanding shares of Drilling, Inc. and the Pivx Sub management team and board of directors became the management team and board of directors of Drilling, Inc., according to FASB Statement No. 141 - "Business Combinations," this acquisition has been treated as a recapitalization for accounting purposes, in a manner similar to reverse acquisition accounting. In accounting for this transaction:

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

CRITICAL ACCOUNTING POLICIES

Revenue recognition

We recognizes software license fee revenue in accordance with the provisions of Statement of Position SOP 97-2 "Software Revenue Recognition," as amended by SOP 98-9, "Software Revenue Recognition, With Respect to Certain Transactions." Software license fees are charged for licenses for security software to be delivered to customers for in-house applications. Licenses range from recurring one month agreements to quarterly or annual agreements. Revenues from single-element software license agreements will be recognized upon installation and acceptance of the software. Revenues from software arrangements involving multiple elements will be allocated to the individual elements based on their relative fair values. Maintenance and rights to unspecified upgrades, as well as subscriptions to licenses will be reported ratably. To date all of our software license fee revenues have been on the subscription basis and recognized ratably over the subscription period.

Estimating fair value on stock-based comp and sales of securities at significant discounts.

We have not adopted a fair value-based method of accounting for stock-based compensation plans for employees and non-employee directors. We will use the intrinsic value-based approach, and supplement disclosure of the pro forma impact on operations using the fair value-based approach as required by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure". In accordance with SFAS No. 123 "Accounting for Stock-Based Compensation" prior to the acquisition of PivX by Drilling, Inc. stock-based compensation issued to non-employees and consultants was not measured at fair value since the minimum value method applied as PivX's securities were not publicly traded. Stock-based compensation issued to non-employee and consultants will be measured at fair value using the Black-Sholes valuation model.

Common stock issued for services is recorded based on the closing ask price of our common stock. If shares are not registered, the closing ask price used to determine estimated fair value is discounted by 10%.

Common stock issued for cash at a significant discount, a discount which exceeds 20% of the closing ask price on the date of sale, is considered a charge to operations for the difference between the estimated fair value and the cash price received.

Annual assessment and evaluation for impairments of intangible assets.

We account for acquisitions under the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations". In accordance with SFAS 142, "Goodwill and Other Intangible Assets" software is amortized over an estimated life of five years; trade names and goodwill, which have an indefinite life are not amortized and will be evaluated at least annually. The evaluation will be performed by grouping the net book value of all long-lived assets for acquired businesses, including goodwill and other intangible assets, and comparing this value to the related estimated fair value. The determination of fair value will be based on estimated future discounted cash flows related to these long-lived assets. The discount rate that is to be used will be based on the risks associated with the acquired businesses.

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-QSB, have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation as a going concern. We have incurred a net loss of $5,134,531 for the nine months ended September 30, 2004, which includes $1,277,490 consisting of a non-recurring, non-cash charge related to the above-described reverse acquisition, a non-cash charge for the excess of fair value over costs of common stock sold to employees, friends and family of $706,291. As of September 30, 2004, we had an accumulated deficit of $6,463,688. At September 30, 2004 we had negative working capital of ($400,975) and cash on hand of $827,450. We need additional capital to market Qwik-Fix Pro(TM) and fund losses from operations as we build revenue and strive to achieve profitability. On November 5, 2004, the Board of Directors of the Company approved the terms of a $10,000,000 offer for financing from Cornell Capital, LP. The financing is available in tranches of $500,000 at the Company's will. Should the Company be unable to raise these or other funds, its ability to continue as a going concern will be materially adversely affected. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATIONS

Since our inception, our revenues have primarily been generated from our security consulting services. In the last quarter of 2003, we elected to change the primary focus of our business model from a purely professional services-oriented firm to a product-oriented firm, with a focus on providing Proactive Threat Mitigation(TM) software products and services to the enterprise, government, education and consumer markets. We have just begun to generate revenues from the licensing of our Host-based Intrusion Prevention software, Qwik-Fix Pro. By providing proactive solutions which protect computer users from worms, viruses and malware before they are attacked (rather than reactively in the manner of antivirus, firewall and intrusion detection solutions), we believe our software products have a competitive advantage in the network and desktop security market. We are leveraging our expert domain knowledge to create proactive solutions that effectively address today's increasing and omni-present problems of worms and viruses. Qwik-Fix Pro uses Active System Hardening(TM) to protect Windows desktops, laptops and servers, by blocking the underlying vulnerabilities exploited by worms and viruses. Active System Hardening is the process Qwik-Fix Pro uses to harden the Windows operating systems against attack, by encapsulating and deploying across customers' networks the expertise of our world-renowned security researchers.

Qwik-Fix Pro, our flagship software product, was available for shipment to the market on August 16, 2004. An earlier version of the product, called Qwik-Fix Pro Home, was tested in a free download beta release starting in October, 2003 and was downloaded by tens of thousands of users worldwide, including many enterprise users from around the world. This product successfully demonstrated the concept behind Active System Hardening by protecting against many worms and viruses well before they were developed and released on the Internet. A brief list of worms, viruses and malware that were protected against during the beta period included: Bagle, Bizex, MyDoom, Doom Juice, Netsky, Blaster and the recent Sasser and its 37 plus variants. Moreover, Qwik-Fix Pro defended its users against a "Zero Day" exploit that successfully attacked all versions of Windows, including a fully patched version of Windows XP SP2, on October 20, 2004. Qwik-Fix Pro is an engineered and tested software product which extends that concept with a breadth of additional protections, improved user interface, and a management console which provides tools for group policy management and reporting of an enterprise installation of the product. Qwik-Fix Pro also provides significant benefit to enterprises by reducing the urgency of distributing software patches across the network, allowing IT staff the extra time necessary to regression test patches from Microsoft to ensure that they do not interfere with the performance of their network or break other applications. Qwik-Fix Pro will be sold on an annual subscription basis, with discounts based on numbers of seats, and length of contract. We will also provide discounts to educational institutions. While industry trends are favorable, we have no revenue history for a product of Qwik-Fix Pro's type. Therefore, market acceptance of our software remains untested.

In addition to Qwik-Fix Pro, additional revenues are being generated from our service offerings in the areas of computer forensics, security quality assurance, vulnerability alerts and network scans. PivX forensics and professional services clients include: Sony, Cardinal Health, Vivendi Universal and Microsoft. We expect that approximately 20% of our revenues will result from services. These services will serve both to provide a revenue stream, and an on-going source of access to real-world business problems, resulting in continued critical input into our product development roadmap. Revenues from Threat Focus, a company we acquired in June 2004, are expected to contribute to revenue growth over the next year as a result of increased marketing and sales efforts, and the complementary nature of the Threat Focus subscription service. Most Qwik-Fix Pro sales prospects will also be Threat Focus prospects, and vice versa.

Expense growth will be primarily in the areas of sales, channel development, marketing and support, security research labor, product development, customer service and infrastructure to be a public company. We have started building a direct sales effort in North America in addition to developing channel partners and alliances. We have added senior staff to direct these efforts. Significant additional resources will be devoted to both hiring new staff and to marketing programs to support both direct sales and partner alliance and Original Equipment Manufacturers ("OEM") channels. We will pursue revenue opportunities outside of North America through partners and distributors in those regions. We are currently in discussions related to distribution opportunities in China, Europe and Latin and South America and we have recently entered into an exclusive memorandum of understanding to negotiate with Canon Business Solutions for exclusive reselling rights in Japan. We will also continue investment in security research, expanding our existing research capabilities, which provide the core of the value of Qwik-Fix Pro. We also expect this investment to lead to future product development opportunities. We believe our product development staff will continue to grow, but more slowly than sales and marketing or research. Customer service personnel will grow in number as the penetration of Qwik-Fix Pro increases. However, we will pursue opportunities in our channel sales to leverage OEM and VAR relationship development efforts. Such potential partners will handle responsibility for Qwik-Fix Pro Tier 1, Tier 2 and Tier 3 support, (handling all direct customer support efforts) thereby reducing PivX's expenses in this critical area. On September 16, 2004 the Company entered into a Master Reseller Agreement with Detto Technologies to be the exclusive North American reseller for the Consumer PC OEMs and retail channel.

The market pressures that validate the opportunity for Qwik-Fix Pro are apparent to others and therefore we expect to experience direct competition in the marketplace, although we are not aware of any product in the market today which delivers the same or similar capability as Qwik-Fix Pro. We also expect to compete to some extent with anti-virus vendors, as they also provide desktop computer security protection. However, their approach is reactive and our approach is proactive, which is an important distinction. We have engaged with several analysts, including Gartner, who believe that we are unique in our approach.

Our executive offices are located in Newport Beach, CA and consist of a 7,200 square foot facility. We occupy the facility pursuant to a 43 month lease, expiring in December 2007. Threat Focus and Qwik-Fix Pro users are supported through our network infrastructure, which is located at the SBC hosting data center in Irvine, California.

LIQUIDITY AND CASH RESOURCES

As of September 30, 2004, our current liabilities exceeded our current assets by $400,975 and we had cash of $827,450. We will require additional capital to execute on our plan of operations discussed in this report. On November 5, 2004, the Board of Directors of the Company approved the terms of a $10,000,000 offer for financing from Cornell Capital, LP. The financing is available in tranches of $500,000 at the Company's will. Should the Company be unable to raise these or other funds, its ability to continue as a going concern will be materially adversely affected. We plan to use this capital to hire additional developers and security researchers, to increase our sales and marketing efforts, support our channel sales efforts, expand our customer support capability, and build the necessary infrastructure as a public company.

During the nine months ended September 30, 2004, we raised $3,632,776 in net proceeds from two private placement sales of 1,779,835 shares of our common stock. We have used the net proceeds of the offering to hire additional product developers and engineers, sales and marketing personnel and for working capital.

CASH POSITION AND USES OF CASH

Our cash position as of September 30, 2004 was $827,450.

During the nine months ended September 30, 2004, we used $2,107,737 in cash in our operating activities, as compared to $82,532 for the nine months ended September 30, 2003. We continue to use cash in operations, and we have increased our expenditures compared to the prior year as we continue to grow.

During the nine months ended September 30, 2004, our financing activities provided cash in the amount of $2,915,809, as compared to $133,167 for the nine months ended September 30, 2003. The significant increase is due to the sale of our common stock in private placement offerings in the second and third quarters of 2004.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet financing arrangements.

ITEM 3.    CONTROLS AND PROCEDURES

As required by SEC rules, we are evaluating the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation will be performed out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls require improvement and we are enhancing our internal control procedures to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the requisite time periods.

We enhanced our internal control procedures in October 2004 by adding a financial consultant and in November 2004 added a general counsel. We will also engage a financial and auditing consultant to ensure Sarbanes-Oxley compliance. We will establish a written Policies and Procedure manual over internal controls of accounting and financial reporting. We also will incorporate preparation of an annual budget and report budget-to-actual analyses on an annual and quarterly basis.
                                       17

PART II.   OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

During the three months ended September 30, 2004, we sold unregistered shares of our securities in the following transactions:

During the three months ended September 30, 2004, we sold 83,288 shares of common stock in a private placement financing for gross proceeds of $166,531. Falcon Capital acted as placement agent for this offering and received a finders fee of $19,989. These issuances were made only to "accredited investors" residing in Europe pursuant to the exemption from registration provided by
Section 4(2) of the Securities Act of 1933 ("Securities Act") and Rule 506 thereunder.

In August and September, 2004 we sold 537,005 shares of common stock in a private placement for gross proceeds of $831,894. These issuances were made to "accredited investors" and 35 unaccredited investors pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 ("Securities Act") and Rule 505 thereunder.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

    REGULATION
    S-B NUMBER                           EXHIBIT

       31.1         Rule 13a-14(a) Certification of Chief Executive Officer

       31.2         Rule 13a-14(a) Certification of Chief Financial Officer

       32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       99.1         Agreement and Plan of Merger (1)

       99.2         Amendment to Agreement and Plan of Merger (1)

       99.3         Amendment No. 2 to Agreement and Plan of Merger (1)

----------------
(1) Filed as an exhibit to Form 8-K dated June 22, 2004.

(b) Reports on Form 8-K

On April 9, 2004, we filed a Current Report on Form 8-K under Items 1, 2, 5, 7 and 9 announcing that on March 25, 2004, we were the subject of a reverse acquisition by PivX Solutions, LLC, a California corporation.

On August 24 and 30, 2004, we filed Current Reports on Form 8-K/A under Items
2.01 and 9.01 disclosing certain historical and pro forma financial information of Threat Focus, Inc.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PIVX SOLUTIONS, INC.

November 11, 2004                          By:      /s/ Robert N. Shively
                                            ------------------------------------
                                                  Robert N. Shively
                                                  Chief Executive Officer

November 11, 2004                          By:      /s/ Kenneth Dill
                                            ------------------------------------
                                                  Kenneth Dill
                                                  Chief Financial Officer