Form 10KSB
period 2004-12-31
PivX Solutions, Inc.
filed 2005-04-01
CIK 1160420

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                    000-33625
                            (Commission file number)

                              PIVX SOLUTIONS, INC.
                 (Name of Small Business Issuer in Its Charter)

            NEVADA                                              87-0618509
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

         23 CORPORATE PLAZA, SUITE 280, NEWPORT BEACH, CALIFORNIA 92660
              (Address of Principal Executive Offices) (Zip Code)

                                 (949) 999-1600
                           (Issuer's Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:  None.

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.001 per share
--------------------------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year was $197,358.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 24, 2005 was $22,661,386.

The number of shares of common stock outstanding as of March 24, 2005 was 25,324,207.

Transitional Small Business Disclosure Format (check one):  Yes[   ]   No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Certain information contained in the Proxy Statement to be filed for the 2005 Annual Meeting of Stockholders of the issuer is incorporated by reference into Part III of this Form 10-KSB.

                                TABLE OF CONTENTS

                                                                            Page


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION.....................1


PART I.........................................................................2

         ITEM 1 - BUSINESS.....................................................2

         ITEM 2 - DESCRIPTION OF PROPERTY.....................................17

         ITEM 3 - LEGAL PROCEEDINGS...........................................18

         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........18


PART II.......................................................................18

         ITEM 5 - MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS.........................................18

         ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...21

         ITEM 7 - FINANCIAL STATEMENTS........................................30

         ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURES........................58

         ITEM 8A - CONTROLS AND PROCEDURES....................................58

         ITEM 8B - OTHER INFORMATION..........................................59


PART III......................................................................60

         ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                  PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT..60

         ITEM 10 - EXECUTIVE COMPENSATION.....................................60

         ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT AND RELATED STOCKHOLDER MATTERS.................60

         ITEM 12- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............60


PART IV.......................................................................60

         ITEM 13 - EXHIBITS...................................................60

         ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES.....................61

SIGNATURES....................................................................62

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         All statements contained in this Form 10-KSB, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words "believe", "anticipate", "expect" and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties that may cause actual results to differ materially.

         These risks include, among others, the following: our history of operating losses; our ability to continue as a going concern; demand for and market acceptance of our products; the emerging nature of the network security market; our dependence on resellers and indirect sales channels; new product development and introduction; pricing pressures and other competitive factors; our ability to sustain, manage or forecast our growth; fluctuations and difficulty in forecasting operating results; the loss of significant customers; the ability to attract and retain qualified personnel; the ability to protect technology; and other risk factors referenced in this and other filings made with the Securities and Exchange Commission.

         Consequently, all of the forward-looking statements made in this Form 10-KSB are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

         The safe harbors of forward-looking statements provided by Section 21E of the Securities Exchange Act of 1934 are unavailable to issuers of penny stock. Our shares may be considered penny stock and such safe harbors set forth under the Private Securities Litigation Reform Act of 1995 may not be available to us.

         As used in this Form 10-KSB, unless the context requires otherwise, "we", "us" or the "Company" means PivX Solutions, Inc. and its subsidiaries.

         Qwik-Fix Pro(TM), Active System Hardening(TM), PreEmpt(TM), PreView(TM), Proactive Threat Mitigation(TM) and Threat Focus(TM) are trademarks of PivX Solutions, Inc. Other brands, names and trademarks contained in this report are the property of their respective owners.

                                             PART I.

ITEM 1 - BUSINESS

BUSINESS DEVELOPMENT

         INTRODUCTION

         PivX Solutions, Inc. ("PivX" or "Company"), formerly known as Drilling, Inc. ("Drilling"), is a vulnerability research and security solutions company providing security software and consulting services to a variety of businesses and governmental agencies. The Company offers software and consulting services specifically tailored to meet the individual needs of its customers as well as classroom seminars for coding engineers and managers focused on developing secure software.

         Our primary software product is Qwik-Fix Pro(TM), a host-based intrusion prevention and software defect remediation product. Qwik-Fix Pro is designed to proactively block known and unknown software threats in all versions of Microsoft Windows and Internet Explorer from being exploited by hackers, virus writers and worm writers. The product provides this benefit through several technologies which actively incorporate best-practices "system hardening" through specific configuration and settings management as well as automatic remediation of critical security-related software flaws. This serves to protect Qwik-Fix Pro users in advance of malicious exploits utilizing vulnerabilities or software-security flaws. This is known as the "Window of Exposure" or that period of time between when a security vulnerability is identified and the time that Microsoft or other vendor releases a patch or a new Service Pack and it is actually deployed. This Window of Exposure can be as long as 6 to 12 months.

         Another product of the Company, Qwik-Fix Pro Home, is currently offered to individual subscribers for personal use at $29.95 via Digital River, our web based fulfillment partner. Qwik-Fix Pro was made available for sale to enterprise customers on August 16, 2004. It includes desktop software, server software and a management console. Qwik-Fix Pro is sold as a service with an annual subscription revenue model. Revenues from the sale of Qwik-Fix Pro commenced in August 2004.

         BASIS OF PRESENTATION AND CHANGE IN REPORTING ENTITY

         On March 10, 2004, PivX Solutions LLC ("PivX LLC") completed the initial closing of a reverse acquisition of Drilling, pursuant to which Drilling acquired 99.0% of the outstanding membership interests ("Interests") of PivX LLC in exchange for a controlling interest in Drilling. Pursuant to the Securities Purchase Agreement and Plan of Reorganization dated March 10, 2004 by and among Drilling, PivX LLC and the members of PivX LLC, Drilling issued 1.55 shares of its common stock for each of PivX LLC's Interests transferred to Drilling by each PivX LLC member at the initial closing. As of the initial closing, PivX LLC's members transferred 9,898,250 Interests (representing approximately 99.0% of PivX LLC's total Interests outstanding) to Drilling in exchange for 15,342,289 shares of common stock of Drilling. The remaining 101,750 Interests will be exchanged for approximately 157,712 shares of Drillings' common stock upon the remaining member's consent to the exchange.

         In connection with the acquisition of PivX LLC by Drilling, the PivX LLC members acquired approximately 73% of the outstanding common stock of Drilling. For accounting purposes the acquisition was accounted for as a reverse acquisition, whereby the assets of PivX LLC are reported at their historical cost. The assets and liabilities of Drilling would have been recorded at fair value, but no assets or liabilities of Drilling existed at the date of acquisition. No goodwill was recorded in connection with the reverse acquisition. The reverse acquisition resulted in a change in reporting entity of Drilling for accounting and reporting purposes to PivX LLC. Following the acquisition, Drilling changed its name to PivX Solutions, Inc. See the Company's amended Current Report on Form 8-K/A filed with the Securities and Exchange Commission on June 21, 2004 for pro forma financial statements as if the acquisition took place on December 31, 2003 for balance sheet purposes and on January 1, 2003 for income statement purposes.

         ACQUISITION OF THREAT FOCUS, INC.

         On June 9, 2004, we acquired Threat Focus, Inc. ("Threat Focus"), a subscription-based security intelligence service used by companies to help keep their networks safe from attack and to comply with security and privacy regulations. Under the terms of the acquisition agreement we issued 1,000,002 shares of common stock for all the outstanding shares of Threat Focus. The acquisition was accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". The shares were valued at $2,088,818, based on the average of the closing prices of our common stock 15 days before and after the acquisition. The valuation includes a 10% discount due to the restrictions on the transferability of the common stock. The results of Threat Focus' operations have been included in our consolidated financial statements since the date of the acquisition.

BUSINESS OF ISSUER

         We are a vulnerability research and information security solutions company providing computer and network security products and services to a variety of businesses, governmental agencies and general users of Windows-based computers.

         THE SECURITY LANDSCAPE

         According to Internet Security Threat Report 2004, 2004 was the worst year ever for malware: worms, viruses, trojans, spyware and adware. This trend continues to rise. In 2005, exploits targeting vulnerabilities in the Microsoft operating software continue even AFTER Microsoft has released patches to fix them. Attacks on Microsoft platforms are the most common--Windows is used by over 94% of Internet users.

         During 2004:

         o        New viruses were up 50% according to Sophos Plc;

         o The average time between discovery and exploit dropped to 5.8 days, and up to 30,000 computers were added to remote-control "bot," or automated exploitation, networks PER DAY according to Internet Security Threat Report 2004;

         o Phishing attacks grew at 30% per month according to Anti-Phishing Working Group; and

         o Spam accounted for more than 70% of all email according to Message Labs.

         These threats continue to grow despite the widespread deployment of traditional security solutions, including:

         o        Perimeter defense (hardware firewalls);

         o        Server and desktop anti-virus products;

         o        Software firewalls; and

         o        Anti-spyware products.

However, the defenses are not getting to the ROOT of the problem. The most cost-effective way to deal with any problem is at the SOURCE.

         A paper published by the National Security Agency entitled "The Case for Using Layered Defenses to Stop Worms" analyzes the attack vectors used by malware and looked at what types of defenses would stop these attacks. It found that host-based intrusion-prevention systems and strong configuration could defeat or block 12 of the 14 different classes of attack vectors. Anti-virus could stop just TWO. Software firewalls, 6 more. The paper concluded that NO single technology could protect against all types of malware, but that a layered defense including host intrusion-prevention provided the best defense.

         ALWAYS ON IS ALWAYS EXPOSED

         The motive and intention of virus writers has changed. Today, more sophisticated attackers, often organized crime, are increasingly using worms and viruses to obtain credit card numbers, bank account information, and other personal information to perpetrate identity theft.

         Today's business world relies on instant, ubiquitous communication and Internet access. The corollary of "always on" Internet access is that each and every computer attached to the Internet is constantly exposed to a rapidly growing set of threats, including viruses, worms, trojans, spyware and even social engineering threats. A recent study concluded that an unprotected PC attached to the Internet will be compromised and taken over by intruders in under FOUR minutes, less time than it takes to install a patch from Microsoft.

         While firewalls are still an important component of a complete security strategy, they offer no protection against certain widespread classes of attacks. For example, most Internet Explorer (HTTP on port 80) malware attacks look legitimate to the firewall.

         In addition, laptop computers are frequently used outside the firewall where they can become infected and then reattached behind the firewall. All it takes is one infected host behind the firewall to expose the entire network.

PRODUCTS AND SERVICES

         QWIK-FIX PRO

         Our primary security software is Qwik-Fix Pro (also sold as PreEmpt(TM) in certain reseller situations), a host-based intrusion prevention product. Qwik-Fix Pro defines a new approach to Windows host security using Active System Hardening(TM)--proactive risk-mitigation, designed and proven to block the attack vectors used by exploits to compromise systems--in many cases providing protection well in advance of the actual publication of the exploit. Qwik-Fix Pro focuses on blocking the efforts of malicious code writers who increasingly seek to cause informational and financial damage.

         THREAT FOCUS

         Threat Focus offers a security intelligence service used by companies to help keep their networks safe from attack and to comply with an ever-increasing number of security and privacy regulations. The Threat Focus service includes: (1) real-time, targeted security alerts for over 1,800 products; and (2) automated vulnerability scanning to identify and fix over 6,000 known security weaknesses.

         PROFESSIONAL SERVICES

         The professional services group leverages the Company's expertise in information security and vulnerability research to provide consulting services to our clients.

         In 2004 we began providing litigation support services in the form of computer forensics and expert witness services. Computer forensic services are provided to both corporate clients as well as the legal community. Corporate clients use forensic services as part of in-house investigations, anti-espionage, labor law issues and issues surrounding compliance with government data maintenance regulations. Criminal forensics involves the examination of computer evidence from crimes involving computers. Because forensic experts at PivX have their experience base in computer technology rather than law enforcement, our services are generally provided to private defense attorneys, public defenders and defendants. We have formed a strategic relationship with IPSA International, a corporate investigative firm doing business in 80 countries. Our relationship has led to a corporate investigation project throughout Mexico where we have a full-time contract forensic investigator.

         In addition to computer forensic services we also offer expert witness services in the areas of patent, trade secret and copyright cases. While this is a smaller growth area than computer forensics, it continues to provide a steady stream of clients. We also provide consulting in the area of intellectual property. We can audit a corporation detailing the intellectual property within an organization or provide consulting in ways to protect intellectual property beyond simply registering patents and copyrights.

         DISTRIBUTION OF PRODUCTS AND SERVICES

         PivX products and services are sold through a variety of channels.

         Qwik Fix-Pro is sold to three distinct markets: Home Users, Small Business (less than 5,000 desktops) and Large Enterprises. Each channel requires different sales strategies and methods.

         Qwik-Fix Pro Home Edition is currently offered to individual subscribers for personal use through our e-commerce web site and through reseller relationships with PC original equipment manufacturers ("OEMs"), such as Dell and Gateway. Qwik-Fix Pro Home Edition currently sells for $24.95 which includes one year of updates. Home users represent a significant potential market for Qwik-Fix Pro. With Windows security problems constantly in the news, most Windows users are well aware of the need to protect themselves from identity theft, "phishing" scams, and a wide range of other Internet-based attacks. End-users of our software either download the software from our website with a license key, or purchase the software as a CD-ROM.

         Small Business Desktop and Management versions of Qwik-Fix Pro are also offered on the web store to support direct sales to small businesses. The Desktop version is targeted at smaller businesses with little or no formal IT staff or network infrastructure. The Management version includes a management console and tools that allow an IT administrator to automatically deploy and manage Qwik-Fix Pro from a central location. The current list price for the Desktop version is $29.95 per desktop. The Management version is $49.95 per desktop. Volume discounts apply for businesses with more than 100 desktops.

         In addition to direct sales, we are actively developing a channel of resellers and system integrators to sell to small businesses. Many small businesses look to a technology partner to help them manage their computer systems and network. By partnering with these technology consultants and integrators, we are seeking to reach a large number of small businesses cost-effectively.

         Enterprise and government sales are supported through reseller channels and a dedicated in-house sales team. The sales cycle for enterprise sales is typically longer than for small businesses or home users. We are actively pursuing discussions with several enterprise clients both within the United States and internationally. PivX has contracted with the Vector Group International, a consultant, to assist with sales to the U.S. federal government.

         Threat Focus services are offered directly from our web site and through resellers. Threat Focus security alert services are targeted at small to mid-sized businesses who cannot afford to have dedicated security personnel on their IT staff. Threat Focus services have also been purchased by a number of very large enterprise customers. Threat Focus services are also now sold through the Qwik-Fix Pro in-house sales team to their clients. We expect that a significant percentage of Qwik-Fix Pro small business and enterprise clients will also be interested in Threat Focus services.

STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCT OR SERVICE

         PREVIEW

         PivX introduced a new product late in the first quarter of 2005 named PreView(TM). PreView is a security application that lets users see the relative security of their Windows computer against known threats circulating on the Internet. By looking at four critical elements in a layered security approach, PreView is able to generate a Security Score. This score is based on the core system security configurations, installed commercial security software, installed security patches, and how effectively the firewall protection is configured. PreView looks at all of the core risk areas on a computer, compares that against known threats and assigns a risk score to each area. Users are able to get an overall picture of the computer's security health, and then identify measures to improve the Security Score.

         PreView will initially be distributed for free from our web site and through widely used download sites, such as download.com and Tucows. We expect that PreView will generate interest among general Windows-based computer users who currently have no simple method of determining their risk of attack from the endless stream of worms, viruses and other malware that target Windows-based computers. We expect that PreView will increase awareness of PivX and its products and services among Windows-based computer users and sales of Qwik-Fix Pro to block the security holes in Windows that are ignored by traditional Windows security products.

         In addition to direct distribution, we are in discussions with several large partners with respect to distributing PreView or integrating it into existing applications with large distribution.

COMPETITION

         The Windows security market is highly competitive. We compete with a number of U.S. and international suppliers that are both larger and smaller than us in terms of resources and market share. We expect intense competition to continue.

         Our current competitors in Windows security software may include anti-virus vendors such as Symantec Corporation, McAfee, Inc., Sophos Plc, Trend Micro Incorporated, PrevX Limited and Panda Software, and other providers of Windows-based software security solutions. We believe our solution to be unique, but because our security technologies specifically address flaws found in the Windows operating system, Microsoft may develop significant competitive products, or solve many of the underlying security problems, thereby mitigating a substantial part of our value proposition. Our current competitors may also include manufacturers of hardware security devices that provide Windows security applications found at the edge of the network including Cisco Systems, Inc., Hewlett-Packard Company, International Business Machines Corporation, Dell Inc., and other participants in the Internet industry.

CUSTOMERS, MARKETING AND SALES

         We market and sell our products and services to home users, small businesses and large enterprises and government. We currently sell our products directly through our direct sales force and indirectly through value-added resellers, distributors and original equipment manufacturers. We expect that sales from our indirect sales channels will account for an increasing percentage of our revenues in future periods. A small number of customers has typically accounted for a large percentage of our total annual revenues. In fiscal 2004, Cardinal Health accounted for 41% of our revenues. In fiscal 2003, The Boeing Company accounted for 90% of our revenues.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

         We have filed applications for federal trademark registrations for several of our trademarks. We also rely on copyright and trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and Qwik-Fix Pro brand.

RESEARCH AND DEVELOPMENT

         Research and development costs are divided into two major areas: our security research team and our product development team. PivX employs security researchers to continuously research and catalog a large range of vulnerable functions across all versions of the Windows operating system and a range of commercial applications. Our security research team investigates further to identify the root cause of the vulnerability and then develops the actual steps necessary to mitigate the risk associated with the vulnerability, the proof-of-concept attack code to validate the mitigation, and then deploys these steps as an automated "Fix" via our desktop and server products. Our product development team consists of a group of experienced software developers, engineers and quality assurance professionals who are responsible for developing and maintaining Qwik-Fix Pro, PreView and Threat Focus products and services.

         The total R&D team consists of 16 people in research, software development and quality assurance. We incurred research and development expenses of $1,783,072 and $69,190 in fiscal 2004 and 2003, respectively.

EMPLOYEES

         As of the date of this filing, we have 38 full time employees and use the services of 12 consultants on a regular basis for a variety of tasks and responsibilities. Additional consultants are employed as required for specific tasks. None of our employees are covered by collective bargaining agreements; however all of our employees also have an employment relationship with Administaff, Inc., a Professional Employer Organization that provides off-site human resources and payroll services to the Company.

         We have the following departments: Product Development, Finance, Sales, Marketing, Professional Services, Legal, PivX Labs and Information Systems. These are directly overseen by the Chief Executive Officer.

         We have entered into consulting contracts with various marketing and business consultants to provide us with the necessary technical skills which are required to execute our business plan and bring our products to market.

CERTAIN BUSINESS RISKS

         Our business, financial condition and operating results can be impacted by a number of factors, any of which could cause our actual results to vary materially from recent results or from our anticipated future results. You should carefully consider the following risk factors that may affect the Company. The risks and uncertainties described below are those that we currently deem to be material and that we believe are specific to our Company. If any of these or other risks actually occur, our business, financial condition and results of operations could be materially and adversely affected, which in turn could materially and adversely affect the trading price of our common stock.

     WE HAVE A HISTORY OF LOSSES AND, BECAUSE WE EXPECT OUR OPERATING EXPENSES TO INCREASE IN THE FUTURE, WE MAY NEVER BECOME PROFITABLE.

         We have experienced net losses of $8.6 million and $0.6 million in fiscal 2004 and 2003, respectively, and we expect to continue to incur significant net losses for the foreseeable future. While we are unable to predict accurately our future operating expenses, we currently expect these expenses to increase substantially, as we, among other things:

         o expand our domestic and international selling and marketing activities;

         o increase our research and development efforts to upgrade our existing products and develop new products and technologies;

         o        develop and expand our proprietary database and systems;

         o upgrade our operational and financial systems, procedures and controls;

         o hire additional personnel, including additional engineers and other technical staff; and

         o continue to build the infrastructure necessary for a public company.

         We will need to significantly increase our revenues to achieve and maintain profitability. If we fail to increase revenues from subscription fees to Qwik-Fix Pro, we will continue to experience losses indefinitely. We may not be able to achieve or maintain profitability. We also may fail to accurately estimate and assess our increased operating expenses as we grow. If our operating expenses exceed our expectations, our business, operating results and financial condition may be materially adversely affected.

     OUR SECURITIES ARE QUOTED ON THE OTC BULLETIN BOARD, WHICH WILL LIMIT THE LIQUIDITY AND PRICE OF OUR SECURITIES MORE THAN IF OUR SECURITIES WERE QUOTED ON A NATIONAL SECURITIES EXCHANGE OR THE NASDAQ STOCK MARKET.

         Our common stock is quoted for trading on the Over the Counter Bulletin Board. Our ability to have a liquid trading market develop for our common stock will be diminished if our common stock is not approved for quotation on a national securities exchange or the Nasdaq stock market.

     OUR COMMON STOCK IS SUBJECT TO THE SEC'S PENNY STOCK RULES AND THEREFORE OUR STOCKHOLDERS MAY FIND IT DIFFICULT TO SELL THEIR STOCK.

         The trading price of our common stock has been less that $5.00 per share and therefore is subject to the SEC's penny stock rules. Before a broker-dealer can sell a penny stock, the penny stock rules require that the firm first approve the transaction and receive from the customer a written agreement to the transaction. The firm must furnish the customer a document describing the risks of investing in penny stocks. The broker-dealer must tell the customer the current market quotation, if any, for the penny stock and the compensation the firm and its broker will receive for the trade. Finally, the firm must send monthly account statements showing the market value of each penny stock held in the customer's account. These disclosure requirements tend to make it more difficult for a broker-dealer to make a market in penny stocks, and could therefore reduce the level of trading activity in a stock that is subject to the penny stock rules. Consequently, because our common stock is subject to the penny stock rules, our stockholders may find it difficult to sell their shares.

     WE ARE AN EARLY-STAGE COMPANY WITH AN UNPROVEN BUSINESS MODEL, WHICH MAKES IT DIFFICULT TO EVALUATE OUR CURRENT BUSINESS AND FUTURE PROSPECTS.

         We have only a limited operating history upon which to base an evaluation of our current business and future prospects. We released our commercial version of Qwik-Fix Pro in August 2004, and we have directed a majority of our focus on this market. As a result, the revenue and income potential of our business and our market are unproven. Because of our limited operating history and because the market for security software products and services is relatively new and rapidly evolving, we have limited insight into trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business.

         We may not be able to successfully address any or all of these risks. Failure to adequately do so could cause our business, results of operations and financial condition to suffer.

     OUR INDEPENDENT AUDITORS' OPINION ON OUR AUDITED FINANCIAL STATEMENTS INCLUDES A GOING CONCERN QUALIFICATION.

         Our independent auditors have included an explanatory paragraph in their audit report issued in connection with our financial statements which states that our recurring operating losses since inception raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time.

         Since inception, we have satisfied our capital needs primarily by issuing equity securities. With the introduction of our primary product into the market and following the results of the first evaluation sales, our management now believes that we will begin to generate significant revenues during calendar 2005. There is no guarantee that the product will be accepted or provide a marketable advantage and therefore no guarantee that the product will ever be profitable. In addition, we plan to ensure that sufficient capital will be available to provide for our capital needs with minimal borrowings and may issue equity securities to ensure that this is the case. However, there is no guarantee that we will be successful in obtaining sufficient capital through borrowings or selling equity securities. Obtaining additional financing may be more difficult because of the uncertainty regarding our ability to continue as a going concern. If we are unable to generate revenues or profits from our product sales or we are unable to secure additional financing on acceptable terms or at all, we may be forced to reduce or discontinue product development, reduce or forgo sales and marketing efforts or forgo attractive business opportunities in order to improve our liquidity to enable us to continue operations.

     BECAUSE WE EXPECT TO DERIVE SUBSTANTIALLY ALL OF OUR FUTURE REVENUE FROM SUBSCRIPTION FEES, ANY FAILURE OF OUR PRODUCT TO SATISFY CUSTOMER DEMANDS OR TO ACHIEVE MORE WIDESPREAD MARKET ACCEPTANCE WILL SERIOUSLY HARM OUR BUSINESS.

         We have traditionally relied on forensics and consulting fees, but with the introduction of Qwik-Fix Pro substantially all of our future revenues are expected to come from software subscriptions. We expect this trend will continue for the foreseeable future. As a result, if for any reason revenues from Qwik-Fix Pro and other software products decline or do not grow as rapidly as we anticipate, our operating results and our business will be significantly impaired. If Qwik-Fix Pro fails to meet the needs of our target customers, or if it does not compare favorably in price and performance to competing products, our growth will be limited. We cannot assure you that Qwik-Fix Pro will achieve continued market acceptance. Our future financial performance also will depend, in part, on our ability to diversify our offerings by successfully developing, introducing and gaining customer acceptance of new products and enhanced versions of Qwik-Fix Pro. We cannot assure you, however, that we will be successful in achieving market acceptance of any new products that we develop or of enhanced versions of Qwik-Fix Pro. Any failure or delay in diversifying our existing offerings could harm our business, results of operations and financial condition.

     THE MARKET FOR NETWORK SECURITY PRODUCTS IS EMERGING, AND IF WE ARE NOT SUCCESSFUL IN PROMOTING AWARENESS OF THE NEED FOR QWIK-FIX PRO AND OUR QWIK-FIX PRO BRAND, OUR GROWTH MAY BE LIMITED.

         Based on our experience with potential customers, we believe that many corporations are unaware of the scope of problems caused by worms and viruses. In addition, there may be a time-limited opportunity to achieve and maintain a significant share of the market for network security software products due in part to the emerging nature of this market and the substantial resources available to our existing and potential competitors. We intend to commit significant capital to promote awareness of the problems caused by worms and viruses and the efficiency of Qwik-Fix Pro to proactively prevent this threat, but we cannot assure you that we will be successful in this effort. The market for Qwik-Fix Pro may develop more slowly than we expect, which could adversely affect our operating results. Developing and maintaining awareness of Qwik-Fix Pro is critical to achieving widespread acceptance of our existing and future Internet management products. Furthermore, we believe that the importance of brand recognition will increase as competition in our market develops. Successful promotion of our Qwik-Fix Pro brand will depend largely on the effectiveness of our marketing efforts and on our ability to develop reliable and useful products at competitive prices. If we fail to successfully promote Qwik-Fix Pro, or if our expenses to promote and maintain the Qwik-Fix Pro brand are greater than anticipated, our results of operations and financial condition could suffer.

     WE MUST DEVELOP AND EXPAND OUR INDIRECT SALES CHANNELS TO INCREASE REVENUE AND IMPROVE OUR OPERATING RESULTS.

         We currently sell our products both indirectly and directly; however, we intend to rely increasingly on our indirect sales channels. We depend on our indirect sales channels, including value-added resellers, distributors and original equipment manufacturers, to offer Qwik-Fix Pro to a larger customer base than we can reach through our direct sales efforts. We will need to expand our existing relationships and enter into new relationships to increase our current and future market share and revenue. We cannot assure you that we will be able to maintain and expand our existing relationships or enter into new relationships, or that any new relationships will be available on commercially reasonable terms. If we are unable to maintain and expand our existing relationships or enter into new relationships, we would lose customer introductions and co-marketing benefits and our operating results could suffer.

     OUR RELIANCE ON INDIRECT SALES CHANNELS COULD RESULT IN REDUCED REVENUE GROWTH BECAUSE WE HAVE LITTLE CONTROL OVER OUR VALUE-ADDED RESELLERS, DISTRIBUTORS AND ORIGINAL EQUIPMENT MANUFACTURERS.

         We anticipate that sales from our various indirect sales channels, including value-added resellers, distributors, original equipment manufacturers, and others, will account for an increasing percentage of our total revenues in future periods. None of these parties is obligated to continue selling our products or to make any purchases from us. Our ability to generate increased revenue depends significantly upon the ability and willingness of our indirect sales channels to market and sell our products to organizations worldwide. If they are unsuccessful in their efforts, our operating results will suffer. We cannot control the level of effort these parties expend or the extent to which any of them will be successful in marketing and selling our products. Many of our indirect sales channels also market and sell products that compete with Qwik-Fix Pro. We may not be able to prevent these parties from devoting greater resources to support our competitors' products.

     WE FACE INCREASING COMPETITION FROM BETTER ESTABLISHED COMPANIES THAT MAY HAVE SIGNIFICANTLY GREATER RESOURCES, WHICH COULD PREVENT US FROM INCREASING REVENUE OR ACHIEVING PROFITABILITY.

         The market for our products is intensely competitive and is likely to become even more so in the future. Increased competition could result in pricing pressures, reduced sales, reduced margins or the failure of Qwik-Fix Pro to achieve or maintain more widespread market acceptance, any of which would have a material adverse effect on our business, results of operations and financial condition. Our current principal competitors include Symantec Corporation, McAfee, Inc., Cisco Systems, Inc., Sophos Plc, PrevX Limited, Panda Software, and Trend Micro Incorporated.

         Many of our current and potential competitors enjoy substantial competitive advantages, such as:

         o greater name recognition and larger marketing budgets and resources;

         o established business reputations and marketing relationships and access to larger customer bases; and

         o substantially greater financial, technical and other resources.

         As a result, they may be able to use their extensive resources to:

         o develop and deploy new products and services more quickly and effectively than we can;

         o adapt more swiftly and completely to new or emerging technologies and changes in customer requirements;

         o        offer bundles of related services that we are unable to offer;

         o take advantage of acquisition and other opportunities more readily; and

         o devote greater resources to the marketing and sales of their products.

For all of the foregoing reasons, we may not be able to compete successfully against our current and future competitors.

     OUR FUTURE GROWTH DEPENDS ON OUR EXISTING CUSTOMERS RENEWING AND PURCHASING ADDITIONAL SUBSCRIPTIONS TO QWIK-FIX PRO.

         Our future success depends on achieving substantial revenue from customer renewals for subscriptions to Qwik-Fix Pro. Subscriptions for Qwik-Fix Pro typically have a duration of 12 months. Our customers have no obligation to renew their subscriptions upon expiration. We cannot assure you that we will generate significant revenue from renewals. In order to maintain our revenues we must continue to sell renewal subscriptions.

         Our future success also depends on our ability to sell subscriptions to existing customers for additional employees within their respective organizations. This may require increasingly sophisticated sales efforts targeting senior management and other management personnel associated with our customers' infrastructure.

     QWIK-FIX PRO MAY NOT MEET CUSTOMER EXPECTATIONS.

         We may not succeed in accurately preventing worms and viruses with Qwik-Fix Pro to meet our customers' expectations. Any failure by Qwik-Fix Pro to prevent a breach of an enterprise network or home user desktop security will impair the growth of our business and our efforts to increase brand acceptance.

     QWIK-FIX PRO MAY FAIL TO KEEP PACE WITH THE RAPID GROWTH AND TECHNOLOGICAL CHANGE OF THE INTERNET.

         The success of Qwik-Fix Pro depends on the breadth and accuracy of our security software. We cannot assure you that our software will be able to keep pace with the growth in complexity of worms and viruses. Further, the ongoing evolution of network security will require us to continually improve the functionality, features and reliability of our software. Any failure of our software to keep pace with the rapid growth and technological changes will impair market acceptance, which in turn will harm our business, results of operations and financial condition.

     OUR RECENT GROWTH HAS STRAINED OUR EXISTING PERSONNEL AND INFRASTRUCTURE RESOURCES, AND IF WE ARE UNABLE TO IMPLEMENT APPROPRIATE CONTROLS AND PROCEDURES TO MANAGE OUR GROWTH, WE MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT OUR BUSINESS PLAN.

         We are currently experiencing a period of rapid growth in our operations from 5 employees at the end of 2003 to 38 employees at the end of 2004, which has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. Our future success will depend in part upon the ability of our senior management to manage growth effectively. This will require us to hire and train additional personnel to manage our expanding operations. In addition, we will be required to continue to improve our operational, financial and management controls and our reporting systems and procedures. If we fail to successfully manage our growth, we will be unable to execute our business plan.

     IF WE ACQUIRE ANY COMPANIES OR TECHNOLOGIES IN THE FUTURE, THEY COULD PROVE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE AND ADVERSELY AFFECT OUR OPERATING RESULTS.

         In June 2004 we acquired Threat Focus, Inc. and we may continue to acquire or make investments in complementary companies, services and technologies in the future. Acquisitions and investments involve numerous risks, including:

         o difficulties in integrating operations, technologies, services and personnel;

         o diversion of financial and management resources from existing operations;

         o        risk of entering new markets;

         o        potential loss of key employees; and

         o inability to generate sufficient revenues to offset acquisition or investment costs.

         In addition, if we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted which could affect the market price of our stock. As a result, if we fail to properly evaluate and execute acquisitions or investments, our business and prospects may be seriously harmed.

     WE ARE DEPENDENT ON OUR MANAGEMENT TEAM, AND THE LOSS OF ANY KEY MEMBER OF THIS TEAM MAY PREVENT US FROM IMPLEMENTING OUR BUSINESS PLAN IN A TIMELY MANNER.

         Our success depends largely upon the continued services of our executive officers and other key management and development personnel. In particular, we rely on Rob Shively, our Chairman of the Board, Chief Executive Officer and Acting Chief Financial Officer. We are also substantially dependent on the continued service of our existing engineering personnel because of the complexity of our products and technologies. We do not maintain key person life insurance policies on any of our employees. The loss of one or more of our key employees could seriously harm our business, results of operations and financial condition. We cannot assure you that in such an event we would be able to recruit personnel to replace these individuals in a timely manner, or at all, on acceptable terms.

     BECAUSE COMPETITION FOR OUR TARGET EMPLOYEES IS INTENSE, WE MAY NOT BE ABLE TO ATTRACT AND RETAIN THE HIGHLY SKILLED EMPLOYEES WE NEED TO SUPPORT OUR PLANNED GROWTH.

         To execute our growth plan, we must attract and retain highly qualified personnel. We need to hire additional personnel in virtually all operational areas, including selling and marketing, research and development, operations and technical support, customer service and administration. Competition for these personnel is intense, especially for engineers with high levels of experience in designing and developing software products. We cannot assure you that we will be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we fail to attract new personnel or retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

     OUR RESULTS MAY FLUCTUATE SIGNIFICANTLY, AND THESE FLUCTUATIONS MAY CAUSE OUR STOCK PRICE TO FALL.

         Our results have varied significantly in the past, and will likely vary in the future as the result of a number of factors, many of which are beyond our control. These factors include, among others:

         o        fluctuations in our operating expenses;

         o marketing expenses for activities such as trade shows and advertising campaigns;

         o general and administrative expenses, such as recruiting expenses and professional services fees;

         o        research and development costs;

         o        the gain or loss of significant customers;

         o        market acceptance of our products;

         o our ability to develop, introduce and market new products and technologies on a timely basis;

         o        the timing and extent of product development costs;

         o        new product and technology introductions by competitors; and

         o        the effect of competitive pricing pressures.

The foregoing factors are difficult to forecast, and these as well as other factors could materially adversely affect our results. As a result, it is possible that in some future periods, our results of operations may be below the expectations of current or potential investors. If this occurs, the price of our common stock may decline.

     ANY FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS COULD IMPAIR OUR ABILITY TO PROTECT OUR PROPRIETARY TECHNOLOGY AND ESTABLISH OUR QWIK-FIX PRO BRAND.

         Intellectual property is critical to our success, and we rely upon trademark, copyright and trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our Qwik-Fix Pro brand. Any of our trademarks may be challenged by others or invalidated through administrative process or litigation. We currently have no issued patents and may be unable to obtain patent protection in the future. In addition, any issued patents may not provide us with any competitive advantages, or may be challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our products are available. The laws of some foreign countries may not be as protective of intellectual property rights as United States laws, and mechanisms for enforcement of intellectual property rights may be inadequate. As a result, we cannot assure you that our means of protecting our proprietary technology and brands will be adequate. Furthermore, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. Any such infringement or misappropriation could have a material adverse effect on our business, results of operations and financial condition.

     WE MAY BE SUED BY THIRD PARTIES FOR ALLEGED INFRINGEMENT OF THEIR PROPRIETARY RIGHTS.

         The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of patent infringement or other violations of intellectual property rights. As the number of entrants into our market increases, the possibility of an intellectual property claim against us grows. Our technologies and products may not be able to withstand any third-party claims or rights against their use. Any intellectual property claims, with or without merit, could be time-consuming and expensive to litigate or settle, and could divert management attention from executing our business plan.

     WE MAY NOT BE ABLE TO DEVELOP ACCEPTABLE NEW PRODUCTS OR ENHANCEMENTS TO OUR EXISTING PRODUCTS AT A RATE REQUIRED BY OUR RAPIDLY CHANGING MARKET.

         Our future success depends on our ability to develop new products or enhancements to our existing products that keep pace with rapid technological developments and that address the changing needs of our customers. We will need to continuously modify and enhance Qwik-Fix Pro to keep pace with changes in Internet-related hardware, software, communication and browser technologies. We may not be successful in either developing such products or timely introducing them to the market. In addition, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could increase our research and development expenses. The failure of our products to operate effectively with the existing and future network platforms and technologies will limit or reduce the market for our products, result in customer dissatisfaction and seriously harm our business, results of operations and financial condition.

     OTHER VENDORS MAY DEVELOP PRODUCTS SIMILAR TO OURS FOR INCORPORATION INTO THEIR HARDWARE OR SOFTWARE, AND THEREBY REDUCE DEMAND FOR QWIK-FIX PRO.

         In the future, vendors of Internet-related hardware and software may enhance their products or develop separate products that include functions that are currently provided by Qwik-Fix Pro. If network security software functions become standard features of Internet-related hardware or software, the demand for Qwik-Fix Pro will decrease.

     OUR SYSTEMS MAY BE VULNERABLE TO SECURITY RISKS OR SERVICE DISRUPTIONS THAT COULD HARM OUR BUSINESS.

         Our servers are vulnerable to physical or electronic break-ins and service disruptions, which could lead to interruptions, delays, loss of data or the inability to process customer requests. Such events could be very expensive to remedy, could damage our reputation and could discourage existing and potential customers from using our products. We may experience break-ins in the future. Any such events could substantially harm our business, results of operations and financial condition.

     BECAUSE OUR PRODUCTS ARE COMPLEX AND ARE DEPLOYED IN A WIDE VARIETY OF COMPLEX NETWORK ENVIRONMENTS, THEY MAY HAVE ERRORS OR DEFECTS THAT USERS IDENTIFY AFTER DEPLOYMENT, WHICH COULD HARM OUR REPUTATION AND OUR BUSINESS.

         Products as complex as ours frequently contain undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found errors in versions of Qwik-Fix Pro, and we may find such errors in the future. The occurrence of errors could adversely affect sales of our products, divert the attention of engineering personnel from our product development efforts and cause significant customer relations problems. Because customers rely on Qwik-Fix Pro to prevent worms and viruses, any significant defects or errors in our products may result in negative publicity or legal claims. Negative publicity or legal claims could seriously harm our business, results of operations and financial condition.

ITEM 2 - DESCRIPTION OF PROPERTY

         We do not own any real estate. During the second quarter of fiscal year 2004, we commenced leasing our executive office space in Newport Beach, CA with approximately 7,200 square feet. The lease requires the Company to make monthly rental payments between $14,792 and $20,339 and expires in December 2007. Threat Focus and Qwik-Fix Pro users are supported through our network infrastructure, which is located at the SBC hosting data center in Irvine, California.

ITEM 3 - LEGAL PROCEEDINGS

         There are no known or anticipated material legal proceedings commenced by or against the Company or its majority-owned subsidiaries.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II.

ITEM 5 - MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         Our common stock is traded over-the-counter on the OTC Bulletin Board (the "OTC: BB") under the symbol "PIVX". The following tables set forth the high and low bid information for the common stock for each quarter within the last fiscal year.

         QUARTERLY COMMON STOCK PRICE RANGES*

         Quarter Ended                            High              Low
         -------------                            ----              ---
         March 31, 2004**                         $3.00            $3.00
         June 30, 2004                            $5.00            $0.95
         September 30, 2004                       $3.95            $1.30
         December 31, 2004                        $3.85            $1.58

         * Trading in Drilling, our predecessor, was limited prior to March 26, 2004 and therefore has not been included.

         ** From March 26, 2004, the first trading date after completion of the acquisition of PivX LLC by Drilling.

         These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

HOLDERS

         As of March 28, 2005, there were approximately 304 stockholders of record of our common stock and no stockholders of record of our preferred stock.

DIVIDENDS

         The Company has never paid any dividends on the common stock. We currently anticipate that any future earnings will be retained for the development of our business and do not anticipate paying any dividends on the common stock in the foreseeable future.

SALES OF UNREGISTERED SECURITIES IN 2004

         On February 17, 2004 the Company entered into an agreement with a placement agent pursuant to which the placement agent receives, as a placement fee: (1) 12% of proceeds directly generated; (2) 5% of common shares placed issued as restricted common stock by the placement agent; and (3) warrants to purchase the equivalent of 10% of restricted common stock placed by the placement agent. The warrants will be exercisable at $2.00 per share, vest immediately and expire in five years.

         In 2004, the Company commenced an offering of up to 2.5 million shares of common stock at $2.00 or up to $5 million. This offering was initially for the period from February 17, 2004 to April 30, 2004, but was extended to June 30, 2004. The Company issued 1,270,694 shares of common stock resulting in proceeds of $2,099,926, net of fees paid/earned by the placement agent of $304,967 in cash, the issuance of 193,750 shares of common stock with a fair market value of $387,500 and the grant of warrants to purchase 127,069 shares of common stock with a fair market value of $213,784. All costs were netted against the proceeds received.

         On August 21, 2004, the Company commenced a private placement offering of common stock at $1.55 per share, or at a discount of approximately 22% to the August 20, 2004 closing price. The offer was for a period of 30 days from August 21, 2004. Through December 31, 2004, the Company issued 951,801 shares of common stock resulting in proceeds of $1,428,094, net of $46,483 of fees earned by employee finders of the Company. Of the amount of finder's fees paid, $19,211 was offset against receivables from employees, $11,442 was paid in cash and $15,830 was paid with 10,212 shares of common stock of the Company valued at the fair market value on date of issuance. During the period of the offering, the market price of the Company's common stock increased. Therefore the offering price of $1.55 per share resulted in a significant discount (50% or more) to market quotations of the OTC BB at the time commitments were made or the cash was received by the Company. In connection with these issuances, the Company recorded an expense of $889,627 arising from the sale of stock at less than fair market value. The fair value was determined by management based on the closing prices on the OTC BB on the day the transaction was effected, less a discount of 20% for restrictions on transferability of the shares.

         As of December 31, 2004, the Company has received $415,017 for the obligation to issue 207,509 shares of common stock. The entire obligation is for the February $2.00 offering. Not all of the shares have been issued in connection with this offering because some subscription agreements are still outstanding. The Company recorded the amount owed as common stock subscription payable in the accompanying consolidated balance sheet. Subsequent to December 31, 2004, the Company issued 207,509 shares with respect to these obligations.

         In December 2004 we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners LLP for a proposed equity financing which was abandoned prior to year end. In accordance with the agreement, we paid a commitment fee of $337,500 in shares of our common stock to the investment banker and $10,000 to the placement agent.

         On October 5, 2004 we entered into a consulting agreement for financial and consulting services with Franzen Consulting. As a part of the agreement, the consultant was paid a portion of its fees in shares of our common stock. For the year ended December 31, 2004 the consultant received 324 shares of common stock and had accrued 7,032 additional shares of common stock.

         On October 6, 2004 we entered into a consulting agreement with Market Share Partners for the purpose of obtaining a strategic marketing development plan. As a part of the agreement, Market Share is to provide the Company with the creation of marketing material, collateral design, creation and building of a website, and oversight of branding efforts (including direct marketing materials, direct mail, direct response radio, email and interactive co-marketing materials). Market Share received a warrant to purchase 581,483 shares of our common stock at an exercise price of $3.25 per share. The warrant may be exercised ratably over a 24 month period commencing on the date of issuance.

         On December 1, 2004 the Company entered into a Services Agreement with Vector Group International for the purpose of working with and introducing the Company's product to the U.S. Federal Government, its associated IT vendor community and the legal community. In connection with the Agreement, the Company is obligated to pay Vector $30,000 a month, which is all stock in December 2004, stock and cash in January and February, 2005 and all cash thereafter, a $10,000 refundable deposit, and an option to purchase 20,000 shares of the Company's common stock at an exercise price of $1.00 per share and fully vested upon issuance.The deposit is classified in prepaid expenses, and accounts payable. The Company also recorded a professional fee and committed stock of $30,000 and recorded a prepaid expense of $49,000, which will be amortized over the two-year period of the agreement, relating to the stock options using the Black-Scholes valuation model (assuming volatility of 324%, a risk free interest rate of 2.60%, expected life of 1 year and no dividend rate).

         On June 25, 2004 we entered into a consulting agreement with Redwood Consultants, LLC which provides us with services designed to enhance awareness of the Company among members of the investment community. In 2004, Redwood received 232,500 shares of our common stock as compensation.

         These sales were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) of the Securities Act or Regulation D under the Securities Act.

         SALES OF UNREGISTERED SECURITIES IN 2005

         Subsequent to 2004, the Company began a private placement offering of up to 4 million shares of common stock at $1.50 per share to accredited investors, with each share purchased receiving a warrant to purchase a share with an exercise price of $3.00. The offering began on January 12, 2005 and to date 656,317 shares have been sold. These sales were exempt from registration under the Securities Act pursuant to section 4(2) of the Securities Act or Regulation D under the Securities Act.

USE OF PROCEEDS

         We used the net proceeds from the Company's private placement offerings of common stock in 2004 as reported on our Quarterly Reports on Form 10-QSB for general corporate purposes.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion should be read in conjunction with the financial statements and financial statement footnotes in Item 7.

PLAN OF OPERATION

         Since our inception, our revenues had been primarily generated from our security consulting services. In the last quarter of 2003, we elected to change the primary focus of our business model from a purely professional services-oriented business to a product-oriented business, with a focus on providing Proactive Threat Mitigation(TM) software products and services to the enterprise, government, education and consumer markets. We have just begun to generate revenues from the licensing of our host-based intrusion prevention software, Qwik-Fix Pro. By providing proactive solutions that protect computer users from worms, viruses and malware before they are attacked (rather than reactively in the manner of antivirus, firewall and intrusion detection solutions), we believe our software products have a competitive advantage in the network and desktop security market. We are leveraging our expert domain knowledge to create proactive solutions that effectively address today's increasing and omni-present problems of worms and viruses. Qwik-Fix Pro uses Active System Hardening to protect Windows desktops, laptops and servers, by blocking the underlying vulnerabilities exploited by worms and viruses. Active System Hardening is the process Qwik-Fix Pro uses to harden the Windows operating systems against attack, by encapsulating and deploying across customers' networks the expertise of our security researchers.

         Qwik-Fix Pro, our flagship software product, was available for shipment to the market on August 16, 2004. An earlier version of the product, called Qwik-Fix Pro Home, was tested in a free download beta release starting in October 2003 and was downloaded by tens of thousands of users worldwide, including many enterprise users. This product successfully demonstrated the concept behind Active System Hardening by protecting against many worms and viruses well before they were developed and released on the Internet due to shutting down the pathways by which they are deployed. Among the worms, viruses and malware that were protected against were: Bagle, Bizex, MyDoom, Doom Juice, Netsky, Blaster and the recent Sasser and its 37 plus variants. Moreover, Qwik-Fix Pro defended its users against a "Zero Day" exploit that successfully attacked all versions of Windows, including a fully patched version of Windows XP SP2, on October 20, 2004. Qwik-Fix Pro is an engineered and tested software product which extends that concept with a breadth of additional protections, improved user interface, and a management console which provides tools for group policy management and reporting of an enterprise installation of the product. Qwik-Fix Pro also provides significant benefit to enterprises by reducing the urgency of distributing software patches across the network, allowing IT staff the extra time necessary to test patches from Microsoft to ensure that they do not interfere with the performance of their network or other applications. Qwik-Fix Pro will be sold on an annual subscription basis, with discounts based on the numbers of seats and length of contract. We will also provide discounts to educational institutions. While industry trends are favorable, we have no revenue history for a product of Qwik-Fix Pro's type. Therefore, market acceptance of our software remains untested.

         In addition to Qwik-Fix Pro, additional revenues are being generated from our service offerings in the areas of computer forensics, security quality assurance, vulnerability alerts and network scans. We expect that approximately 35% of our revenues in 2005 will result from services. These services will serve both to provide a revenue stream and an on-going source of access to real-world business problems, resulting in continued critical input into our product development roadmap. Revenues from Threat Focus, a company we acquired in June 2004, are expected to contribute to revenue growth over the next year as a result of increased marketing and sales efforts, and the complementary nature of the Threat Focus subscription service with our Qwik-Fix Pro software product.

         Expense growth will be primarily in the areas of sales, channel development, marketing and support, security research labor, product development, customer service and infrastructure to be a public company. We have started building a direct sales effort in North America in addition to developing channel partners and alliances. We have added senior staff to direct these efforts. Significant additional resources will be devoted to both hiring new staff and to marketing programs to support direct sales, partner alliances and sales channels. We will pursue revenue opportunities outside of North America through partners and distributors in those regions. We are currently in discussions related to distribution opportunities in Europe and the Middle East. On September 16, 2004 we entered into a Master Reseller Agreement with Detto Technologies to be the exclusive North American reseller for the Consumer PC OEMs and retail channel. We will also continue investment in security research, expanding our existing research capabilities, which provide the core of the value of Qwik-Fix Pro. We also expect this investment to lead to future product development opportunities. We believe our product development staff will continue to grow, but more slowly than sales and marketing or research. Customer service personnel will grow in number as the penetration of Qwik-Fix Pro increases.

         The market pressures that validate the opportunity for Qwik-Fix Pro are apparent to others and therefore we expect to experience direct competition in the marketplace, although we are not aware of any product in the market today that delivers the same capability as Qwik-Fix Pro. The closest competitor is a UK-based company, PrevX. Their product offering includes some features of Qwik-Fix Pro, but is primarily a traditional behavioral, intrusion prevention solution that relies on complex rule sets to trap abnormal or potentially malicious behavior. We also expect to compete to some extent with anti-virus vendors, as they also provide desktop computer security protection. However, their approach is reactive and our approach is proactive, which is an important distinction. We have engaged with several analysts who believe that we are unique in our approach.

         CRITICAL ACCOUNTING POLICIES

         The consolidated financial statements are prepared in conformity with accounting principals generally accepted in the United States of America. As such, management is required to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The significant accounting policies which are most critical to aid in fully understanding and evaluating reported financial results include the following:

         REVENUE RECOGNITION

         For the periods presented, the Company's revenues were derived under consulting contracts and subscription agreements of Threat Focus and Qwik-Fix Pro license agreements. The Company applies the provisions of SEC Staff Accounting Bulletin ("SAB") No. 104 "Revenue Recognition" for recognizing revenue from consulting contracts. The revenues from the contracts are recognized as the services are completed. In cases where the Company did not track the hours under the consulting project, revenues were recorded at the completion of the contract. The Company recognizes software license fee revenue in accordance with the provisions of Statement of Position ("SOP") 97-2, "Software Revenue Recognition", as amended by SOP 98-9, "Software Revenue Recognition With Respect to Certain Transactions". Software license fees are charged for licenses for security software to be delivered to customers for in-house applications. Licenses range from recurring one month agreements to quarterly or annual agreements. Revenues from single-element software license agreements will be recognized upon installation and acceptance of the software. Revenues from software arrangements involving multiple elements will be allocated to the individual elements based on their relative fair values. Maintenance and rights to unspecified upgrades, as well as subscriptions to licenses will be reported ratably. Deferred revenues result from cash received from subscriptions that expire after the balance sheet date.

         ESTIMATING FAIR VALUE ON STOCK-BASED COMPENSATION AND SALES OF SECURITIES AT SIGNIFICANT DISCOUNTS

         We have not adopted a fair value-based method of accounting for stock-based compensation plans for employees and non-employee directors. We use the intrinsic value-based method of accounting in accordance with Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations, and supplement disclosure of the pro forma impact on operations using the fair value-based approach as required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", prior to the acquisition of PivX LLC by Drilling stock-based compensation issued to non-employees and consultants was not measured at fair value and the minimum value method was instead applied since PivX LLC's securities were not publicly traded. Since March 2004, stock-based compensation issued to non-employee and consultants has been measured at fair value using the Black-Scholes valuation model.

         Common stock issued for services is recorded based on the closing ask price of our common stock. If shares are not registered under the Securities Act, the closing ask price used to determine estimated fair value is discounted by 10%.

         Common stock issued for cash at a significant discount, a discount which exceeds 20% of the closing ask price on the date of sale, is considered a charge to operations for the difference between the estimated fair value and the cash price received.

         IMPAIRMENTS OF INTANGIBLE ASSETS

         We account for acquisitions under the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations". In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", software is amortized over an estimated life of five years; trade names and goodwill, which have an indefinite life are not amortized and will be evaluated at least annually. The evaluation will be performed by grouping the net book value of all long-lived assets for acquired businesses, including goodwill and other intangible assets, and comparing this value to the related estimated fair value. The determination of fair value will be based on estimated future discounted cash flows related to these long-lived assets. The discount rate that is to be used will be based on the risks associated with the acquired businesses.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         This Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flow during the two-year period ended December 31, 2004, each year therein being referred to as fiscal 2004 and fiscal 2003. Unless otherwise indicated, references to any year in this discussion refer to the applicable fiscal year ended December 31. This discussion should be read in conjunction with the consolidated financial statements and financial statement footnotes included in this Annual Report on Form 10-KSB.

RESULTS OF OPERATIONS

         The following table sets forth the percentage relationship to total revenues of items included in the Company's Consolidated Statements of Operations for the years ended December 31, 2004 and 2003.

REVENUES

         Our revenues in the fiscal year ended December 31, 2004 decreased by 74.0% from the prior fiscal year as we continued to deploy most of our working capital towards the development and deployment of Qwik-Fix Pro and put less emphasis on our service offerings.

         LICENSE REVENUES
         (in thousands)

                                              2004          2003         Change
                                              ----          ----         ------
        License Revenues                     $   33          -            100%
        Percentage of Total Revenues          16.8%          -             -

         License revenues includes Qwik-Fix Pro and Threat Focus during fiscal year 2004. Threat Focus revenues are included from the period from the date of acquisition, June 9, 2004 and totaled $29,982. Qwik-Fix Pro revenues of $2,556 were from the date of introduction, August 2004.

         CONSULTING REVENUES
         (in thousands)

                                              2004          2003      Change
                                              ----          ----      ------
         Consulting Revenues                $  165       $   760      (78.3%)
         Percentage of Total Revenues         83.2%         100%

         Consulting services typically relate to security consulting services and security software products.

         Consulting revenues decreased $595,000 during fiscal 2004 as compared to fiscal 2003. The 78.3% decrease in fiscal 2004 was mainly comprised of a decrease in direct services to one principal customer, The Boeing Company.

         As discussed above under "Plan of Operation", we have shifted our business model for generating revenue from consulting to the licensing of our products and as a result, we expect that consulting revenue will increase from 2004 levels, but decrease as a percentage of total revenue.

         A small number of customers has typically accounted for a large percentage of the Company's total annual revenues. Cardinal Health accounted for 41% of revenues for fiscal 2004 while Boeing accounted for 90% of revenues for fiscal 2003. The Company's reliance on relatively few customers could have a material adverse effect on the results of its operations on a quarterly basis.

         COST OF REVENUES

         While revenues decreased, our cost of revenues declined by 65.6% in fiscal 2004 compared to fiscal 2003, due primarily to the reduced emphasis on service related revenues. Selling, general and administrative and research and development increased by 572.1% primarily in the area of research and development for Qwik-Fix Pro and for marketing and sales programs.

         COST OF CONSULTING REVENUES
         (in thousands)

                                               2004          2003         Change
                                               ----          ----         ------
         Cost of Consulting Revenues           $ 149         $ 434       (65.7%)
         Percentage of Consulting Revenues     90.3%         57.1%

         Cost of consulting revenues consists primarily of personnel-related costs in providing consulting services. It also includes the direct cost of travel and other direct costs.

         Cost of consulting revenues decreased by $285,000, or 65.7%, in fiscal 2004 compared to fiscal 2003 primarily due to the elimination of outside consultants who were under contract with us to complete the Boeing project. Gross profit from consulting revenues as a percentage of revenues decreased to 9.7% in fiscal 2004 from 42.9% in fiscal 2003.

         We expect the amount of the cost of consulting revenues to increase from 2004 levels. However because of an expected increase in product sales, we expect that the cost of consulting revenue will decrease as a percentage of total cost of revenues.

         OPERATING EXPENSES

         RESEARCH AND DEVELOPMENT
         (in thousands)

                                            2004           2003           Change
                                            ----           ----           ------
         Expenses                          $ 1,783         $ 69           2,484%
         Percentage of Total Revenues       905%           9.1%

         Research and development expenses consist of salaries and benefits for software developers as well as an allocation of corporate expenses such as corporate insurance, telephone and other.

         Research and development expenses increased $1,714,000, or 2,484%, for fiscal 2004 as compared to 2003 due primarily to the direct hire of 15 developers and consultants. The hiring of developers or retention of consultants was directly attributable to the development of Qwik-Fix Pro. Other costs which increased as a direct result of the direct hire of employees were depreciation expense of computers of $101,000, research and development costs of $582,000.

         SELLING, GENERAL AND ADMINISTRATIVE
         (in thousands)

                                                         2004      2003   Change
                                                         ----      ----   ------
        Selling, General and Administrative Expenses   $ 4,304   $  832    417%
        Percentage of Total Revenues                    2,185%   109.6%

         Selling, general and administrative expenses consist of salaries, cost of benefits for sales, marketing, finance, information technology, human resources and general management personnel as well as corporate expenses such as insurance, facilities, telephone and other. The Company uses a direct sales force for sales of Qwik-Fix Pro as well as sales distributors.

         Selling, general and administrative expenses increased $3,472,000, or 417%, for fiscal 2004 as compared to fiscal 2003 due primarily to: expenses related to an increase of 8 marketing personnel and 3 general and administrative personnel; amortization of software costs associated with the Threat Focus acquisition of $109,000; compensation expense of $738,000 related to options and warrants issued to consultants and board members; travel and entertainment expenses of $182,000; accounting and legal professional fees of $189,000; and public relations costs of $74,000.

         OTHER INCOME

         Other income consists primarily of interest earned on our cash and cash equivalents. Because the Company's average outstanding cash and cash equivalents were larger in 2004 than in 2003, the Company's interest income was greater in 2004.

ACQUISITION COSTS

         As a part of the October 6, 2003 agreement we entered into with investment banking firm Marino Capital Partners, an investment banking firm, whose services were to identify and negotiate the acquisition of a public shell and to assist in the raising of $5 million in equity capital in a private placement, we were required to issue the investment banker 3% of the fully diluted common stock post merger. The investment banker waived the 3% common stock payment because of time delays and resulting hardship to the Company. Since the acquisition was effected, we recorded the fair value of the common shares that were waived in the amount of $1,277,490 as an acquisition-related expense in the year ended December 31, 2004. There was no similar expense in the year ended December 31, 2003.

SALES OF STOCK AS LESS THAN FAIR VALUE

         On August 21, 2004, we commenced a private placement of common stock at $1.55 per share. During the period of the offering the market price of the Company's common stock increased; therefore the offering price of $1.55 resulted in significant discounts (50% or more) to market quotations of the OTC BB at the time commitments were made or the cash was received by us. In connection with these issuances, we recorded an expense of $889,627 arising from the sale of common stock at less than fair market value. There was no similar expense in the year ended December 31, 2003.

DISCONTINUED EQUITY COSTS

         In December 2004 we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners LLP, a hedge fund company, for a proposed equity financing which was abandoned prior to year end. In accordance with the agreement, we were obligated to pay a commitment fee of $337,500 in shares of common stock to the investment banker and $10,000 to the placement agent. We recorded the fair value of the shares that were issued in the amount of $347,500 as a placement-related expense in the fourth quarter of 2004. There was no similar expense in the year ended December 31, 2003.

INTEREST EXPENSE

         In 2004, interest expense consists primarily of interest paid on capital lease obligations. During fiscal year 2004, we leased a total of approximately $609,050 of capital assets compared to $0 during fiscal year 2003. Interest expense in 2003 related principally to notes payable.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2004, our principal sources of liquidity consisted of $200,452 of cash compared to $102,583 at December 31, 2003. During fiscal 2004 we completed two private placements of common stock which result in gross proceeds of $3,556,830.

         Cash used in operating activities was $3,919,319 for fiscal 2004 compared to $289,324 for fiscal 2003. At December 31, 2004, we had working capital of $84,996. Operating cash flows for fiscal 2004 reflect our net loss of $8,610,083, partially offset by non-cash charges of $6,051,939.

         Cash used in investing activities of $168,218 for fiscal 2004 consisted of payments for purchases of property and equipment and a loan to a distributor that has been fully reserved as uncollectible. Cash used in investing activities of $25,039 for fiscal 2003 consisted of payments for purchases of property and equipment.

         Cash provided by financing activities for fiscal 2004 of $4,185,405 consisted primarily of proceeds of $3,556,830, net of offering costs of $239,026, through the sale of 2,451,378 shares of common stock and $415,017 representing 207,509 shares of common stock which were part of the same offering but not issued as of December 31, 2004 which have been recorded as Committed Stock. We anticipate that we will issue all such Committed Stock in 2005. Cash provided by financing activities for fiscal 2004 also included cash acquired with Threat Focus of $48,272. Cash provided by financing activities of $291,000 for fiscal 2003 included proceeds from offering of 447,682 shares of common stock and a note for $10,000.

         During the year ended December 31, 2004, we incurred a net loss of $8,610,083 and had negative cash flows from operations of $3,919,319. In addition, we had an accumulated deficit of $9,939,221 at December 31, 2004. Our independent auditors have included an explanatory paragraph in their audit report issued in connection with our financial statements which states that our recurring operating losses since inception raise substantial doubt about our ability to continue as a going concern.

         On March 23, 2005, Robert N. Shively and Geoff Shively, the two founders of the Company, entered into a Revolving Loan Agreement effective January 20, 2005, under which they will advance the Company amounts not to exceed $500,000 outstanding at any one time. The agreement terminates on July 20, 2005 and all advances made up to July 20, 2005 will not bear any interest. If the advances are not repaid as of July 20, 2005, any remaining amounts outstanding will bear interest at the rate of 10% per annum. As of March 23, 2005 the Company has drawn down $375,000.

         Based on our current plans, which include raising additional capital, and capital resources (including borrowings under the revolving loan agreement), we believe that our cash and cash equivalents will be sufficient to enable us to meet our planned operating needs for at least the next 12 months.

NET OPERATING LOSS TAX CARRY-FORWARDS

         We account for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes" which requires us to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. As of December 31, 2004, the deferred tax assets related to our net operating loss carry-forwards are fully reserved. Due to the provisions of Internal Revenue Code Section 338, we may not have any net operating loss carry-forwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percent or more of our issued and outstanding securities.

OFF-BALANCE SHEET ARRANGEMENTS

         At December 31, 2004 and December 31, 2003, we did not have any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

INFLATION

         We believe that inflation has not had a material effect on our operation to date. Although we enter into fixed-priced contracts, we do not believe that inflation will have an adverse material impact on our operations for the foreseeable future, as we take into account expected inflation in our contract proposals and are generally able to project our costs based on forecasted contract requirements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The following summarizes our contractual obligations and other commitments at December 31, 2004, and the effect such obligations could have on our liquidity and cash flow in future periods:

                                                      Amount of Commitment Expiring by Period
                                                      ---------------------------------------
                                   Total           Less Than 1 Year    1-3 Years    4-5 Years
                                   -----           ----------------    ---------    ---------
     Employment Contracts       $1,397,484          $1,397,484         $      --   $       --
     Operating Leases              447,965             129,523           318,442           --
     Capital Leases                543,394             158,116           335,548       49,729

         In 2004, the Company made no individually material capital expenditures.

             Report of Independent Registered Public Accounting Firm


Board of Directors
PivX Solutions, LLC


         We have audited the accompanying statements of operations, stockholders' equity (deficit), and cash flows of PivX Solutions, Inc., formerly PivX Solutions, LLC (the "Company") for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of PivX Solutions, Inc., formerly PivX Solutions, LLC, for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 of the financial statements, the Company has incurred losses from operations and used cash flows from operations. At December 31, 2003, the Company has a working capital and stockholders' deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2 of the financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                                /s/ McKennon Wilson & Morgan LLP



Irvine, California
May 18, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
PivX Solutions, Inc.
Newport Beach, California


         We have audited the consolidated balance sheet of PivX Solutions, Inc. and subsidiaries (the "Company") as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PivX Solutions, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for then ended, in conformity with U.S. generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred negative cash flows from operations of $3,919,319, has a significant accumulated deficit of $9,939,221, and has limited working capital. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                    SINGER LEWAK GREENBAUM & GOLDSTEIN LLP



Los Angeles, California
March 15, 2005


            PIVX SOLUTIONS, INC (FORMERLY DRILLING, INC.) AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET

                                                                        December 31,
                                                                            2004
                                                                      -----------------

ASSETS

Current Assets:
     Cash                                                             $        200,452
     Accounts receivable                                                       102,529
     Prepaid Expenses                                                        1,170,561
                                                                      -----------------

              Total current assets                                           1,473,542

Property and equipment, net of accumulated depreciation of $154,744            601,773
Intangible assets, net of accumulated amortization of $107,415                 929,754
Goodwill                                                                     1,053,556
Other assets                                                                   859,822
                                                                      -----------------

              Total assets                                            $      4,918,447
                                                                      =================


LIABILITIES AND STOCKHOLDERS' EQUITY


     Accounts payable                                                 $        662,683
     Accrued liabilities                                                       190,906
     Accrued wages                                                              98,901
     Accrued employment contracts                                              240,411
     Deferred revenue                                                           37,527
     Capital lease liability, current portion                                  158,118
                                                                      -----------------

             Total current liabilities                                       1,388,546

Capital lease liability, net of current portion                                385,276
                                                                      -----------------

             Total liabilities                                               1,773,822
                                                                      -----------------

Commitments and contigencies (Note 7)                                                -

Stockholders' equity:
     Preferred stock, 10,000,000 shares authorized, none outstanding                 -
     Common stock, $.001 par value, 100,000,000 shares authorized,
         24,884,353  shares issued and outstanding                              24,884
     Committed common stock                                                    590,303
     Additional paid-in capital                                             13,069,173
     Deferred compensation                                                    (600,515)
     Accumulated deficit                                                    (9,939,221)
                                                                      -----------------

             Total stockholders' equity                                      3,144,624
                                                                      -----------------

             Total liabilities and stockholders' equity               $      4,918,447
                                                                      =================

        See accompanying notes to these consolidated financial statements

                        PIVX SOLUTIONS, INC. (FORMERLY DRILLING, INC.) AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENT OF OPERATIONS


                                                                             Year Ended December 31,
                                                                            2004                 2003
                                                                      ------------------------------------
Revenues:
     Consulting revenue                                               $      164,821       $      759,923
     Subscription revenue                                                     32,538                    -
                                                                      ------------------------------------

          Total revenues                                                     197,359              759,923

Cost of Revenues                                                             149,167              434,074
                                                                      ------------------------------------

  Gross profit                                                                48,192              325,849

Operating Expenses:
     Selling, general and administrative                                   4,303,767              831,944
     Research and development                                              1,783,072               69,190
     Acquisition Cost                                                      1,277,490                    -
     Excess fair value of common stock issued for
      cash at discount                                                       889,627                    -
     Discontinued equity offering costs                                      347,500                    -
                                                                      ------------------------------------
          Total operating expense                                          8,601,456              901,134
                                                                      ------------------------------------

Operating loss                                                            (8,553,264)            (575,285)

Interest expense                                                             (58,304)             (20,000)
Other income (expenses)                                                        3,990                   70
                                                                      ------------------------------------

          Net loss before taxes                                           (8,607,578)            (595,215)

Provision for income taxes                                                     2,505                1,700
                                                                      ------------------------------------
         Net loss                                                     $   (8,610,083)      $     (596,915)
                                                                      ====================================

Basic and diluted loss per common share                               $        (0.36)      $        (0.04)
                                                                      ====================================

Basic and diluted weighted average number of
          common shares outstanding                                       23,808,399           14,580,009
                                                                      ====================================


                 See accompanying notes to these consolidated financial statements

                                  PIVX SOLUTIONS, INC (FORMERLY DRILLING, INC.) AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                 Additional                                Total
                                        Common Stock  Committed    Common Stock    Paid        Deferred   Accumulated  Stockholders'
                                           Shares    Common Stock     Amount     In Capital  Compensation   Deficit        Equity
                                        --------------------------------------------------------------------------------------------
As of December 31, 2003 after effect
   of merger with Drilling, Inc.         15,216,868  $       -      $ 15,217    $ 1,146,412   $        -  $ (1,329,138)  $ (167,509)

Common stock retained by Drilling, Inc.
   shareholders                           5,791,500          -         5,792         (5,792)           -             -            -

Stock issued for cash, net of
   offering costs                         2,451,378    415,017         2,451      3,554,379            -             -    3,971,847

Stock issued for services                   277,180     67,113           277        861,714     (113,618)            -      815,486

Stock issued for acquisition of
   Threat Focus, Inc.                     1,000,002          -         1,000      2,087,818            -             -    2,088,818

Fair value of stock issued for                3,500    108,173             4          6,248            -             -      114,425
    employee bonuses

Fair value of stock options issued
     to consultants                               -          -             -         99,397      (72,539)            -       26,858

Fair value of options issued to
   directors                                      -          -             -        554,118     (414,358)            -      139,760

Fair value of options issued to
   consultants                                    -          -             -      2,239,531            -             -    2,239,531

Value of  merger related
   expenses                                       -          -             -      1,277,490            -             -    1,277,490

Excess fair value of common
    stock issued for cash at discount             -          -             -        889,627            -             -      889,627

Conversion of note payable                   10,875          -            11         10,864            -             -       10,875

Stock issued for commitment fee             133,050          -           133        347,367            -             -      347,500

Net loss                                          -          -             -              -            -    (8,610,083)  (8,610,083)

                                         -------------------------------------------------------------------------------------------
Balance as of December 31, 2004          24,884,353  $ 590,303      $ 24,884    $13,069,173   $ (600,515) $ (9,939,221)  $3,144,624
                                         ===========================================================================================


                                 See accompanying notes to these consolidated financial statements

                                                                34

                        PIVX SOLUTIONS, INC (FORMERLY DRILLING, INC.) AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Year Ended December 31,
                                                                                    2004             2003
                                                                                ------------------------------
Cash flows from operating activities:
     Net loss                                                                   $(8,610,083)      $  (596,915)
     Adjustments to reconcile net loss to net
        cash used in operating activities:
          Depreciation and amortization expense                                     228,560            17,060
          Non-cash merger-related expenses                                        1,277,490            50,000
          Write-off of loan to reseller                                             100,000                --
          Stock issued for services                                                 785,486            56,100
          Excess fair value of common stock issued for cash at discount             889,627                --
          Amortization of deferred compensation                                          --            60,000
          Amortization of options issued to consultants                           2,239,531                --
         Amortization of options issued to directors                                139,760                --
         Amortization of options issued to employees                                 26,858                --
          Stock issued to employees as stock bonuses                                  6,252                --
          Value of warrants and beneficial conversion feature
                issued with convertible debt                                             --            20,000
          Conversion of note payable                                                 10,875                --
          Stock issued for commitment fee                                           347,500                --
Changes in operating assets and liabilities, net of assets and liabilities acquired:
          Accounts receivable                                                       (69,094)           37,681
          Prepaid and other                                                      (1,110,761)           (9,800)
          Other assets                                                             (873,991)               --
          Accounts payable                                                          589,471             7,531
          Accrued liabilities                                                        85,348          (106,960)
          Accrued wages                                                              98,901                --
          Deferred revenue                                                           37,527                --
          Accrued employment contracts                                              (17,341)          175,979
          Payments on capital leases                                               (101,234)               --
                                                                                ------------------------------
                Net cash used in operating activities                            (3,919,318)         (289,324)
                                                                                ------------------------------
Cash flows from investing activities:
     Purchases of property and equipment                                            (68,218)          (25,039)
     Loan to reseller                                                              (100,000)               --
                                                                                ------------------------------
               Net cash used in investing activities                               (168,218)          (25,039)
                                                                                ------------------------------
Cash flows from financing activities:
     Proceeds from issuance of common stock                                       3,556,830           281,000
     Committed common stock                                                         590,303                --
     Cash from acquired company                                                      48,272                --
     Convertible debt                                                               (10,000)           10,000
                                                                                ------------------------------
               Net cash provided by financing activities                          4,185,405           291,000
                                                                                ------------------------------
Net change in cash                                                                   97,869           (23,363)
Cash, beginning of period                                                           102,583           125,946
                                                                                ------------------------------
Cash, end of period                                                             $   200,452       $   102,583
                                                                                ==============================

     Supplemental disclosures for cash flow information-
          Cash paid for interest                                                $    58,304       $     1,000
          Cash paid for income taxes                                            $        --       $     2,500
                                                                                ==============================
     Non-cash investing and financing activities:
          Value of stock and warrants issued in connection
                with a private placement                                        $        --       $    10,506
          Value of merger-related expenses                                      $        --       $        --
          Value of assets acquired under capital leases                         $   609,050       $        --
          Value of warrants and beneficial conversion
               feature issued with convertible debt                             $        --       $    20,000


                       See accompanying notes to these consolidated financial statements

                                                      35

         PIVX SOLUTIONS, INC. (FORMERLY DRILLING, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

         PivX Solutions, Inc. ("PivX" or "Company") is a vulnerability research and security solutions company providing security software and consulting services to a variety of businesses and governmental agencies. The Company offers software and consulting services specifically tailored to meet the individual needs of its customers as well as classroom seminars for coding engineers and managers focused on developing secure software.

         The Company was incorporated under the laws of the State of Nevada on April 24, 1975 as Domi Associates, Inc. On March 9, 2001 its name was changed to Drilling, Inc. ("Drilling"). Drilling had not commenced planned principal operation and was considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. Drilling was organized to pursue the acquisition and development of mineral properties. During 1992 Drilling abandoned the activity and became inactive. Drilling has not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors. On March 10, 2004, PivX Solutions, LLC ("PivX LLC") completed the initial closing of a reverse acquisition of Drilling, pursuant to which Drilling acquired 99.0% of the outstanding membership interests of PivX LLC in exchange for a controlling interest in Drilling. Pursuant to the Securities Purchase Agreement and Plan of Reorganization dated March 10, 2004 by and among Drilling, PivX LLC and the members of PivX LLC, Drilling issued 1.55 shares of it common stock for each of PivX LLC's membership interests transferred to Drilling by each PivX LLC member at the initial closing. As of the initial closing, PivX LLC's members transferred 9,898,250 membership interests (representing approximately 99.0% of PivX LLC's total membership interests outstanding) to Drilling in exchange for 15,342,289 shares of common stock of Drilling. The remaining 101,750 membership interest will be exchanged for approximately 157,712 shares of Drilling's common stock upon the remaining member's consent to the exchange.

         In connection with the acquisition of PivX LLC by Drilling, PivX LLC members acquired approximately 73% of the outstanding common stock of Drilling. For accounting purposes the acquisition was accounted for as a reverse acquisition, whereby the assets of PivX LLC are reported at their historical cost. The assets and liabilities of Drilling would have been recorded at fair value, but no assets or liabilities of Drilling existed at the date of acquisition. No goodwill was recorded in connection with the reverse acquisition. The reverse acquisition resulted in a change in reporting entity of Drilling for accounting and reporting purposes to PivX LLC. Following the acquisition, Drilling changed its name to PivX Solutions, Inc.

         On June 9, 2004, the Company acquired Threat Focus, Inc. - see Note 3.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of PivX and its majority-owned subsidiaries. All significant inter-company accounts and transactions are eliminated in consolidation.

         PIVX SOLUTIONS, INC. (FORMERLY DRILLING, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of cash and cash equivalents, receivables, accounts payable, and accrued expenses approximate fair value because of their short maturities.

ESTIMATES

         The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management included revenue recognition estimates, the valuation of equity instruments and the allowance for doubtful accounts.

LIQUIDITY

         At December 31, 2004, the Company had working capital of $84,996. During 2004, the Company raised proceeds of $3,556,830, net of offering costs of $239,026, through the sale of 2,451,378 shares of common stock. An additional $415,017, representing 207,509 shares of common stock which were part of the same offering but not issued as of December 31, 2004, is included in the accompanying financial statements as Committed Common Stock. The Company anticipates it will issue all such Committed Common Stock in 2005. The Company plans to obtain additional working capital through additional private placements of its equity securities. The Company plans to use the additional capital to hire additional developers and security researchers, to increase its sales and marketing efforts, as well as provide the necessary infrastructure to be a public company. Should the Company be unable to raise additional working capital, its ability to continue as a going concern will be materially adversely affected. No adjustments have been made to the carrying value of reported assets and liabilities as a result of the uncertainties described above.

         These financial statements have been prepared on a going concern basis. However, during the year ended December 31, 2004, the Company incurred a net loss of $8,610,083 and negative cash flows from operations of $3,919,319. In addition, the Company had an accumulated deficit of $9,939,221 at December 31, 2004. The Company's ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time.

         Since inception, the Company has satisfied its capital needs primarily by issuing equity securities. With the introduction of its primary product into the market and following the results of the first evaluation sales, management now believes that it will begin to generate significant revenues during calendar 2005. There is no guarantee that the product will be accepted or provide a marketable advantage and therefore no guarantee that the product will ever be profitable. In addition, management plans to ensure that sufficient capital will be available to provide for its capital needs with minimal borrowings and may issue equity securities to ensure that this is the case. We plan to use the additional capital to hire additional developers and security researchers, to

         PIVX SOLUTIONS, INC. (FORMERLY DRILLING, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


increase our sales and marketing efforts, as well as provide the necessary infrastructure to be a public company. However, there is no guarantee that the Company will be successful in obtaining sufficient capital through borrowings or selling equity securities on acceptable terms or at all. We may be forced to reduce or discontinue product development, reduce or forgo sales and marketing efforts or forgo attractive business opportunities in order to improve our liquidity to enable us to continue operations. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

CASH AND CASH EQUIVALENTS

         For the purpose of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. The Company provides for depreciation using the straight-line method over the estimated useful lives, generally of three to five years. Assets acquired by a capital lease are depreciated over the life of the lease. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains or losses on the sale of property and equipment are reflected in the statements of operations.

ACQUISITION COSTS

         The Company has adopted the provisions of the American Institute of Certified Public Accountants Statement of Position (SOP) 98-5, "Reporting on Costs of Start-Up Activities", whereby all organization and initial costs incurred with the incorporation and initial capitalization of PivX LLC and the costs associated with the reverse acquisition of Drilling by PivX LLC were charged to operations in the period the respective costs were incurred.

STOCK-BASED COMPENSATION

         Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," defines a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting defined in SFAS 123 had been applied. (See Note 9.) The Company has elected to account for its stock-based compensation to employees using the intrinsic value method under APB 25.

         In accordance with SFAS 123, prior to the acquisition of PivX LLC by Drilling stock-based compensation issued to non-employees and consultants was not measured at fair value and the minimum value method was instead applied since PivX LLC's securities were not publicly traded. Since March 2004,

         PIVX SOLUTIONS, INC. (FORMERLY DRILLING, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


stock-based compensation issued to non-employee and consultants has been measured at fair value using the Black-Scholes valuation model.

         Had compensation cost for the Company's employee stock-based compensation plan been determined based on the fair value at the grant dates, the disclosure requirements of SFAS 148, which amends the disclosure requirements of SFAS 123, would have been as follows:

                                                                                Year ended December 31,
                                                                      --------------------------------------------
                                                                              2004                  2003
                                                                      --------------------------------------------
Net (loss) used in computing net income (loss) per share as reported      $    (8,610,083)     $    (596,915)
Add:  Total stock-based employee compensation expense determined under fair value based method for all awards, net of related
     tax effects                                                                 (409,178)           (18,469)
Pro forma                                                                 $    (9,019,261)          (615,384)
Basic and diluted net loss per share as reported                                    (0.36)             (0.04)
Pro forma                                                                           (0.38)             (0.04)


         The stock options were valued using the Black-Scholes valuation model assuming volatility of 324%, a risk-free interest rate from 1.3% to 3.3%, expected life of generally 3 years and no dividend yield.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses are charged to operations as incurred.

SOFTWARE DEVELOPMENT COSTS

         SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed", states that all costs incurred in connection with the development of software subsequent to technological feasibility should be capitalized until such time that the software is available to its customers. The Company believes its current process for developing software is essentially completed concurrent with the establishment of technological feasibility and, as such, no costs have been capitalized to date. The software included in the accompanying consolidated balance sheet relates to assets acquired from Threat Focus.

DEFERRED OFFERING COSTS

         Direct costs incurred in connection with the Company's private placement offerings are capitalized. (See Note 9). The Company is netting these costs ratably against the proceeds over the period in which the proceeds are received. In the event the private placement offering is unsuccessful, the Company will charge these costs to operations. As of December 31, 2004, all offering costs have been netted against the proceeds received.

         PIVX SOLUTIONS, INC. (FORMERLY DRILLING, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


REVENUE RECOGNITION

         For the periods presented, the Company's revenues were derived under consulting contracts and subscription agreements of Threat Focus and Qwik-Fix Pro license agreements. The revenues from the contracts are recognized as the services are completed in accordance with the provisions of SEC Staff Accounting Bulletin ("SAB") No. 104 "Revenue Recognition." Therefore, in cases where the Company did not track the hours under the consulting project, revenues were recorded at the completion of the contract. The Company recognizes software license fee revenue in accordance with the provisions of SOP 97-2, "Software Revenue Recognition", as amended by SOP 98-9, "Software Revenue Recognition with Respect to Certain Transactions". Software license fees are charged for licenses for security software to be delivered to customers for in-house applications. Licenses range from recurring one month agreements to quarterly or annual agreements. Revenues from single-element software license agreements will be recognized upon installation and acceptance of the software. Revenues from software arrangements involving multiple elements will be allocated to the individual elements based on their relative fair values. Maintenance and rights to unspecified upgrades, as well as subscriptions to licenses will be reported ratably. Deferred revenues result from cash received from subscriptions that expire after the balance sheet date.

ACCOUNTS RECEIVABLE

         The Company extends credit to some of its customers. Collateral is generally not required. Credit losses are provided for in the financial statements based on management's evaluation of historical and current industry trends as well as history with individual customers. Although the Company expects to collect amounts due, actual collections may differ from estimated amounts.

INCOME TAXES

         The Company accounts for income taxes under SFAS No.109 - "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amount at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

CONCENTRATION OF CREDIT RISK

         The Company maintains cash balances at a financial institution in excess of the $100,000 FDIC insurance level.

         PIVX SOLUTIONS, INC. (FORMERLY DRILLING, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SIGNIFICANT CUSTOMERS

         During the twelve months ended December 31, 2004, revenues from one customer accounted for 41% of total revenues. For the year ended December 31, 2003 revenues from another customer accounted for 90% of total revenues.

ADVERTISING COSTS

         Advertising costs are expensed as incurred. For the years ended December 31, 2004 and 2003, the Company incurred $13,961 and $8,316, respectively.

PER SHARE INFORMATION

         The Company presents basic earnings (loss) per share ("EPS") and diluted EPS on the face of all statements of operations. Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities which are exercisable during or after the reporting period. In the event of a net loss, such incremental shares are not included in EPS since their effects are anti-dilutive. Outstanding options and warrants, which were excluded in weighted average dilutive shares, because they are anti-dilutive, are $2,565,500 and $770,399, respectively.

LONG-LIVED ASSETS

         The Company assesses potential impairments to its long-lived assets where there is evidence that events or changes in circumstances have made recovery of the asset's carrying value unlikely. An impairment loss would be recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset. The Company concluded in the year ended December 31, 2004 that there were no events or changes in circumstances that would indicate that the carrying amounts of long-lived assets were impaired.

ANNUAL ASSESSMENT AND EVALUATION FOR IMPAIRMENTS OF INTANGIBLE ASSETS

         The Company accounts for acquisitions under the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations." In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," software is amortized over an estimated life of five years; trade names and goodwill, which have an indefinite life are not amortized and will be evaluated at least annually. The evaluation will be performed by grouping the net book value of all long-lived assets for acquired businesses, including goodwill and other intangible assets, and comparing this value to the related estimated fair value. The determination of fair value will be based on estimated future discounted cash flows related to these long-lived assets. The discount rate that is to be used will be based on the risks associated with the acquired businesses.

RECENT ACCOUNTING PRONOUNCEMENTS

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs". SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in APB Opinion No. 43, Chapter 4, "Inventory Pricing". Paragraph 5 of APB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs

         PIVX SOLUTIONS, INC. (FORMERLY DRILLING, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


may be so abnormal as to require treatment as current period charges. . . ."
SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS 151 to have a material impact on the Company's financial statements.

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets", an amendment to APB Opinion No. 29, "Accounting for Nonmonetary Transactions". SFAS 153 eliminates certain differences in the guidance in APB 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to APB 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS 153 to have a material impact on the Company's financial statements.

         In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". SFAS 123(R) amends SFAS 123 and APB 25. SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management intends to adopt this policy for the quarter ending March 31, 2006. Management is currently assessing the effect of SFAS 123(R) on the Company's financial statements.

NOTE 2 - GOING CONCERN

         These financial statements have been prepared on a going concern basis. However, during the year ended December 31, 2004, the Company incurred a net loss of $8,610,083 and negative cash flows from operations of $3,919,319. In addition, the Company had an accumulated deficit of $9,939,221 at December 31, 2004. The Company's ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time.

         PIVX SOLUTIONS, INC. (FORMERLY DRILLING, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Since inception, the Company has satisfied its capital needs primarily by issuing equity securities. With the introduction of its primary product into the market and following the results of the first evaluation sales, management now believes that it will begin to generate significant revenues during calendar 2005. There is no guarantee that the product will be accepted or provide a marketable advantage and therefore no guarantee that the product will ever be profitable. In addition, management plans to ensure that sufficient capital will be available to provide for its capital needs with minimal borrowings and may issue equity securities to ensure that this is the case. The Company plans to use the additional capital to hire additional developers and security researchers, to increase our sales and marketing efforts, as well as provide the necessary infrastructure to be a public company. However, there is no guarantee that the Company will be successful in obtaining sufficient capital through borrowings or selling equity securities on acceptable terms or at all. The Company may be forced to reduce or discontinue product development, reduce or forgo sales and marketing efforts or forgo attractive business opportunities in order to improve our liquidity to enable us to continue operations. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 3 - ACQUISITION OF THREAT FOCUS, INC.

         On June 9, 2004, the Company acquired Threat Focus, Inc. ("Threat Focus"), a subscription-based security intelligence service used by companies to help keep their networks safe from attack and to comply with security and privacy regulations. Under the terms of the acquisition agreement the Company issued 1,000,002 shares of common stock for all the outstanding shares of Threat Focus. The acquisition was accounted for under the purchase method of accounting in accordance with SFAS 141. The shares were valued at $2,088,818, based on the average of the closing prices of the Company's common stock 15 days before and after the acquisition. The valuation includes a 10% discount due to the restrictions on the transferability of the common stock. The results of Threat Focus' operations have been included in the Company's consolidated financial statements since the date of the acquisition.

         All assets and liabilities of Threat Focus have been recorded in the Company's consolidated balance sheet based on an independent appraisal of fair values at the date of acquisition. Identifiable intangible assets and goodwill relating to the purchase approximated $1,023,000 and $1,053,556, respectively. Identifiable intangible assets included internally developed software and trade names of $920,700 and $102,300, respectively. The software will be amortized over an estimated life of five years; trade names, which have an indefinite life, will not be amortized and will be evaluated at least annually. During the year ended December 31, 2004, the Company amortized $107,415 of internally developed software. The estimated amortization, in the aggregate, is approximately $813,000.

         PIVX SOLUTIONS, INC. (FORMERLY DRILLING, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The following table details the allocation of the purchase price:

                                                                    Fair Value
                                                                   ------------
         Cash                                                      $   48,271
         Accounts receivable                                            1,435
         Equipment and capitalized web development costs               15,784
         Intangible assets - Software                                 920,700
         Intangible assets - Tradenames                               102,300
         Goodwill                                                   1,053,556
         Accounts payable                                             (34,619)
         Accrued liabilities                                          (18,609)
                                                                   -----------
         Total                                                     $2,088,818
                                                                   ===========

         See Note 1 regarding the Company's significant accounting policies on intangible assets and goodwill.

         The required pro forma financial results are displayed as if the acquisition of Threat Focus took place at January 1, 2003 and January 1, 2004. The pro forma results for the years ended December 31, 2004 and 2003 are set forth below:

                                                         2004          2003
                                                         ----          ----
         Revenues                                     $   222,117   $   781,545
         Net loss                                      (8,821,905)     (957,216)
         Loss per common share                              (0.35)        (0.06)
         Weighted average common shares outstanding    24,687,522    15,580,011


NOTE 4 - PREPAID EXPENSES

         On October 6, 2004 the Company entered into a consulting agreement with Market Share Partners for the purpose of obtaining a strategic marketing development plan. Market Share received a warrant to purchase 581,483 shares of common stock at an exercise price of $3.25 per share. The warrant may be exercised ratably over a 24 month period commencing on the date of issuance. The warrant was valued at $2,209,635 using the Black-Scholes valuation model (assuming volatility of 324%, a risk-free interest rate of 2.87%, expected lives of 2 years and no dividend yield) and $276,135 has been expensed in the year ended December 31, 2004. The remaining $1,932,946 has been included in prepaid expenses of $1,111,561 at December 31, 2004, for the amount which will be amortized within one year, and other long-term assets of $859,822 at December 31, 2004 for the amount exceeding one year of amortization.

         On December 1, 2004, the Company entered into a services agreement with Vector Group International as described in Note 7. The refundable deposit of $10,000 and the fair value of the stock options issued in connection with this agreement amounting to $49,000 are included in pre-paid expenses. The $49,000 will be amortized over the two year term of the agreement. The option was valued using the Black-Scholes valuation model assuming volatility of 324%, a risk-free interest rate of 2.60%, expected life of 1 year and no dividend yield.

         PIVX SOLUTIONS, INC. (FORMERLY DRILLING, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - NOTES RECEIVABLE

         On November 12, 2004 the Company made a $100,000 loan to Detto Technologies, Inc., a Dell and Gateway distributor. The note carries interest at the rate of 8% per annum and is due and payable on the earlier of: (i) January 20, 2005, (ii) Detto receiving a minimum of $100,000 of financing in any form, or (iii) such time as the Company declares such amounts due and payable. As of March 23, 2005 the note had not been repaid and the Company, as of December 31, 2004, had fully provided for the amount as uncollectible.

NOTE 6 - PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 2004 consisted of the following:

                                                                      2004
                                                                      ----
         Office furniture and equipment                            $ 240,471
         Computer-related equipment                                  516,046
                                                                   ----------
         Total                                                       756,517

         Less:  accumulated depreciation                            (154,744)

         Net Property and Equipment                                $ 601,773
                                                                   ----------


         Depreciation expense for the year ended December 31, 2004 and 2003 was $121,145 and $17,060, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

         EMPLOYMENT CONTRACTS

         The Company has employment agreements with nine of its employees. Under the terms of these agreements, the Company is obligated to pay a combined yearly salary of $1,397,484. Two of these agreements are subject to a 6% cost of living increase, have terms of five years and include severance pay of two years based on the current salary. Under the terms of five agreements, the Company issued 882,500 shares of common stock in the aggregate which have vesting periods of one to three years. Additionally, seven employees were granted options to purchase 1,665,000 shares of common stock in the aggregate. The options are exercisable at prices ranging from $0.32 to $3.00 with a weighted average price of $1.28 and vest over a three-year period. See Note 9 for further discussion of stock-based compensation. As of December 31, 2004, amounts due on employment agreements with the Company's two founders were $218,892 and are included on the accompanying consolidated balance sheet.

INVESTMENT BANKING AGREEMENTS

         On October 6, 2003, the Company entered into an agreement with an investment banking firm. The services to be performed under the agreement were for assisting the Company in identifying and negotiating the acquisition of a public shell and to assist the Company in raising $5 million in equity capital in a private placement. In connection with the agreement, the Company issued the investment banker 155,000 shares of common stock valued at $100,000 upon the execution of the agreement as compensation. The shares were non-refundable. The

         PIVX SOLUTIONS, INC. (FORMERLY DRILLING, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


value of the shares was allocated evenly between the two major services performed. In connection with the $50,000 allocated to obtaining the shell company, the amount was expensed upon the issuance of the shares. In connection with the $50,000 allocated to assisting the Company in raising capital, the amount was capitalized as a deferred offering cost as it was a direct cost of the private placement described in Note 9. The private placement began in March 2004 and was completed in June 2004 with some of the shares being issued in the third and fourth quarters ended December 31, 2004. The deferred offering costs were charged against additional paid-in-capital equally in the first and second quarters of 2004 as that was the period when the proceeds were expected to be received from the private placement.

         In addition, the Company was required to issue the investment banker 3% of the fully diluted common stock post acquisition. The investment banker waived the 3% stock payment because of time delays and resulting hardship to the Company. Since the acquisition was effected, management recorded the fair value of the shares that were waived, in the amount of $1,277,490, as a merger-related expense in the second quarter of 2004.

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

         In December 2004 the Company entered into a Standby Equity Distribution Agreement with an investment banker for a proposed equity financing which was abandoned prior to year end. In accordance with the agreement, the Company paid a commitment fee of $337,500 in shares of common stock to the investment banker and $10,000 to the placement agent. Management recorded the fair value of the shares that were issued, in the amount of $347,500, as a placement-related expense in the fourth quarter of 2004.

LEASES

         In May 2004, the Company entered into a lease agreement for an office space. Upon entering into the lease, the Company terminated their previous office rental agreement, which had been on a month to month basis. The current lease requires the Company to make monthly rental payments of between $14,792 and $20,339 and is for a period of three and a half years expiring in December 2007. Included in the new lease agreement was furniture and fixtures that the Company would take possession of. The Company determined that the fair value of the furniture and fixtures was $213,650. Title to these assets will transfer to the Company at the end of the lease. Upon determination of the fair value of the furniture and fixtures, the Company allocated the total payments under the lease between the furniture and fixtures and the office lease. The portion allocated to the furniture and fixtures of $213,650 was capitalized and is being treated as a capital lease with a portion of the payments allocated from the lease being recorded as principal and interest.

         PIVX SOLUTIONS, INC. (FORMERLY DRILLING, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Total rent expense for the year ended December 31, 2004 and 2003 was $161,320 and $37,227, respectively.

         In addition to the above furniture lease, at various times during the year ended December 31, 2004 the Company entered into fourteen leases for equipment. The leases were treated as capital leases. The lease terms range from 36 to 60 months and require aggregate monthly lease payments totaling approximately $18,786. Total amounts capitalized as equipment related to these leases were approximately $609,050.

         Lease commitments for capital leases for calendar years 2005 through 2009 are as follows:

         2005                   $158,116
         2006                    180,732
         2007                    154,816
         2008                     38,497
         2009                     11,232
         Thereafter                    -
         Total                  $543,394
         Amortization expense of leases is included in depreciation expense. See Note 6.

         Lease commitments for operating leases for calendar years 2005 through 2009 are as follows:

         2005                 $129,523
         2006                  147,422
         2007                  171,020
         2008                        -
         2009                        -
         Total                $447,965


CONSULTING AGREEMENTS

         On April 13, 2004 the Company entered into an agreement with an executive recruiter to act as the exclusive provider of recruiting services for the Company's technical placements. The agreement establishes a fee of 15% of the candidate's starting annual base salary, excluding any bonuses or relocation allowances. Placement fees are paid 80% in cash and 20% in shares of common stock valued at $2.00 per share. During the year ended December 31, 2004, the recruiter earned $54,150 and 5,415 shares of common stock valued at the fair market value of the stock at the date the fee was earned. A total of 5,175 common shares, valued at $16,042 for accounting purposes based on the fair market value of the stock at the date the shares were issued, were issued in the year ended December 31, 2004. A total of 240 additional shares were earned but were not issued as of December 31, 2004 and therefore the amount due is recorded in accrued liabilities in the accompanying consolidated balance sheet as of December 31, 2004.

         PIVX SOLUTIONS, INC. (FORMERLY DRILLING, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         On June 24, 2004, the Company entered into an agreement with an investor relations firm which is providing the Company with services designed to enhance awareness of the Company among members of the investment community. The Company issued 200,000 shares of common stock valued at $300,000 as a nonrefundable retainer. The value of the shares was expensed during the year ended December 31, 2004, as the shares were nonrefundable. In addition, if the Company does not otherwise terminate the contract prior to December 24, 2004, the Company will be required to issue an additional 32,500 shares of common stock on December 24, 2004 and the 21st day of each of the 5 months after December 24, 2004, or a total of 195,000 shares, in addition to the initial 200,000 non-refundable retainer. Finally, if, during the term of the agreement, the investor relations firm introduces either lenders or equity investors to the Company that do not have a preexisting relationship with the Company, and who make an investment in the Company during the period of the agreement and ending twelve months after the termination of the agreement, the Company will compensate the firm, in cash, an amount equal to 3% of the applicable gross funding. As of December 31, 2004, the Company had not terminated the agreement and the firm had not earned any introduction fees related to new lenders or equity investors. During the year ended December 31, 2004 the Company issued an additional 32,500 shares in accordance with the agreement. (See Note 9).

         On June 30, 2004, the Company entered into an agreement with an investor relations firm which will provide the Company with services designed to enhance awareness of the Company among members of the investment community. The Company is paying the investor relations firm $6,000 per month, and granted a warrant to purchase 25,000 shares of common stock at $2.25 per share. The warrant vests immediately and expires in June 2009. The initial term of the agreement was for three months ending on October 5, 2004. The warrants were valued at $30,450 using the Black-Scholes valuation model (assuming volatility of 324%, a risk-free interest rate of 3.24%, expected lives of 5 years and no dividend yield). If neither party terminated the agreement before October 5, 2004, the investor relations firm would receive an additional warrant to purchase 25,000 shares of common stock at the average closing price over the ten
(10) trading days proceeding October 5, 2004. The Company terminated the agreement prior to October 5, 2004.

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

         Additionally, the Company is to pay a cash fee equal to 2% of total proceeds of any other third party transaction and issue a warrant convertible into a number of shares equal to 2% of total proceeds resulting from any other third party transaction. The warrants shall be exercisable for 5 years from date of issue and shall have an exercise price of $3.00 per share. The term of the agreement is for one year commencing on July 22, 2004 unless otherwise terminated sooner. Upon termination, the investment banker is entitled to the

         PIVX SOLUTIONS, INC. (FORMERLY DRILLING, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


above compensation for any investments that result from an introduction made by the investment banker if there is an investment in the Company for a period of three years from the termination date. Additionally, if, after termination, the Company has an equity investment by any third party in which the Company uses the documentation and/or strategies developed by the investment banker, then the investment banker shall be entitled to the third party compensation noted above. As of December 31, 2004 there have not been any qualified equity transactions, other than the August 21, 2004 equity transaction discussed in Note 9, which was specifically excluded from the agreement as a qualifying event.

         On October 5, 2004 the Company entered into a consulting agreement for financial and consulting services with an independent financial consultant. As a part of the agreement, the consultant was paid a portion of his fees in common stock of the Company. For the year ended December 31, 2004 the consultant received 324 shares of common stock and had accrued 7,032 additional shares of common stock. The stock was accrued at the average closing ask price for the period during which the services were rendered.

         On October 6, 2004 the Company entered into a consulting agreement with Market Share Partners for the purpose of providing a strategic marketing development plan. As a part of the agreement, Market Share is to provide the Company with the creation of marketing material, collateral design, creation and building of a website and oversight of branding efforts (including direct marketing materials, direct mail, direct response radio, email and interactive co-marketing materials). Market Share received a warrant to purchase 581,483 shares of common stock at an exercise price of $3.25 per share. The warrant may be exercised ratably over a 24 month period commencing on the date of issuance. The warrant was valued at $2,209,635 using the Black-Scholes valuation model (assuming volatility of 324%, a risk-free interest rate of 2.87%, expected lives of 2 years and no dividend yield) and $276,135 has been expensed in the year ended December 31, 2004. The remainder of $1,932,946 has been included in prepaid expenses, for the amount which will be amortized within one year, and other long-term assets for the amount exceeding one year of amortization.

         On December 1, 2004 the Company entered into a Services Agreement with Vector Group International for the purpose of working with and introducing the Company's products to the U.S. Federal Government, its associated IT vendor community and the legal community. In connection with the two year Agreement, the Company is obligated to pay Vector $30,000 a month, which is all stock in December 2004, stock and cash in January and February, 2005 and all cash until December 2006, the expiration of the agreement. In addition to the payment, the Company will pay a $10,000 refundable deposit, and an option to purchase 20,000 shares of the Company's common stock at an exercise price of $1.00 per share. The options fully vest upon issuance. The deposit is classified in prepaid expenses, and accounts payable. The Company also recorded a professional fee and committed stock of $30,000 and recorded a prepaid expense of $49,000, which will be amortized over the two-year period of the agreement, relating to the stock options using the Black-Scholes valuation model (assuming volatility of 324%, a risk free interest rate of 2.60% , expected life of 1 year and no dividend rate).

         PIVX SOLUTIONS, INC. (FORMERLY DRILLING, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - CONVERTIBLE NOTE

         In July 2003, the Company issued a $20,000 note payable to an investor to fund operations. Initially the note was due on demand and accrued interest at 15%. Effective October 20, 2003, the investor and the Company agreed that the note would be due on April 20, 2004. Under the terms of the agreement, the investor had the option to convert the note into common stock at prices ranging from $0.42 to $0.65 per share based on certain criteria. In addition, if the investor converted the note to shares of common stock the investor would receive a warrant to purchase 31,000 shares of common stock for prices ranging from $0.42 to $0.65. If the investor did not convert the note by April 20, 2004, the Company was liable to pay the $20,000, any accrued interest and issue 15,500 shares of common stock as additional interest compensation. In December 2003, the Company paid $10,000 toward the note and interest of $1,000.

         On April 12, 2004, the investor demanded payment of the remaining $10,000 on the note, accrued interest and the issuance of 7,750 shares. Subsequent to that demand, an employee of the Company agreed to purchase the note and the remaining common stock issue rights from the investor. The employee received an advance from the Company for $10,875, the amount of which was the remaining amount of principal and interest due on the note, and paid the investor.

         As a part of the August 2004 financing described in Note 8 under the caption "Common Stock Offerings", an employee who was now holding the note acted as a finder for the Company and earned a 5% finders fee of $19,211 in connection with introducing potential investors to the Company. The fees earned were recorded as a reduction in additional paid-in capital in the third quarter of 2004. Of the fees earned, $11,300 were netted against the outstanding employee advance plus accrued interest thereon. In the quarter ended December 31, 2004 the holder of the note converted the amount due to 10,875 shares.

NOTE 9 - STOCKHOLDERS' EQUITY

PREFERRED STOCK

         The Company is authorized to issue 10,000,000 shares of preferred stock. The preferred stock currently has no liquidation, or any, preferences. The preferred stock will be available in an amount adequate to provide for the Company's future needs. The shares will be available for issuance from time to time by the Company at the discretion of the board of directors with such rights, preferences and privileges as the board may determine. As of December 31, 2004 the Company has not issued any shares of preferred stock.

STOCK ISSUED FOR CASH

         During the year ended December 31, 2004 and 2003, the Company issued 2,451,378 and 422,632 shares of common stock for net cash proceeds of $3,556,830, and $281,000, respectively. Included in the 2004 amounts are proceeds received from private placements of common stock. See below for discussion of the private placements during the year ended December 31, 2004.

         PIVX SOLUTIONS, INC. (FORMERLY DRILLING, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


STOCK ISSUED FOR SERVICES

         From time to time the Company has issued common stock to consultants and directors for services performed. During the year ended December 31, 2004 and 2003, the Company issued a total of 277,180 and 482,890 shares of common stock valued at $812,991 and $159,700, respectively.

COMMON STOCK OFFERINGS

         Prior to the reverse merger with Drilling, the Company sold 35,133 shares of common stock at an average price of $0.83 per share for total proceeds of $28,999. The shares were sold to individual investors.

         On February 17, 2004 the Company entered into an agreement with a placement agent pursuant to which the placement agent receives, as a placement fee: (1) 12% of proceeds directly generated; (2) 5% of common shares placed issued as restricted common stock by the placement agent; and (3) warrants to purchase the equivalent of 10% of restricted common stock placed by the placement agent. The warrants will be exercisable at $2.00 per share, vest immediately and expire in five years.

         In 2004, the Company commenced an offering of up to 2.5 million shares of common stock at $2.00 or up to $5 million. This offering was initially for the period from February 17, 2004 to April 30, 2004, but was extended to June 30, 2004. The Company issued 1,270,694 shares of common stock resulting in proceeds of $2,099,926, net of fees paid/earned by the placement agent of $304,967 in cash, the issuance of 193,750 shares of common stock with a fair market value of $387,500 and the grant of warrants to purchase 127,069 shares of common stock with a fair market value of $118,863. All costs were netted against the proceeds received.

         On August 21, 2004, the Company commenced a private placement offering of common stock at $1.55 per share, or at a discount of approximately 22% to the August 20, 2004 closing price. The offer was for a period of 30 days from August 21, 2004. Through December 31, 2004, the Company issued 951,801 shares of common stock resulting in proceeds of $1,428,094, net of $46,483 of fees earned by employee finders of the Company. Of the amount of finder's fees paid, $19,211 was offset against receivables from employees, $11,442 was paid in cash and $15,830 was paid with 10,212 shares of common stock of the Company valued at the fair market value on date of issuance. During the period of the offering, the market price of the Company's common stock increased. Therefore the offering price of $1.55 per share resulted in a significant discount (50% or more) to market quotations of the OTC BB at the time commitments were made or the cash was received by the Company. In connection with these issuances, the Company recorded an expense of $889,627 arising from the sale of stock at less than fair market value. The fair value was determined by management based on the closing price on the OTC BB on the day the transaction was effected, less a discount of 20% for restrictions on transferability of the shares.

         As of December 31, 2004, the Company has received $415,017 for the obligation to issue 207,509 shares of common stock. The entire obligation is for the February $2.00 offering. Not all of the shares have been issued in connection with this offering because some subscription agreements are still outstanding. The Company recorded the amount owed as common stock subscription

         PIVX SOLUTIONS, INC. (FORMERLY DRILLING, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


payable in the accompanying consolidated balance sheet. Subsequent to December 31, 2004, the Company issued 207,509 shares with respect to these obligations.

STOCK OPTION/STOCK ISSUANCE PLAN

         On April 23, 2003, the Company adopted an amended and restated Stock Option/Stock Issuance Plan. There were no options issued under this plan. The plan has been terminated as of December 31, 2004.

         On November 5, 2004, the Board of Directors of the Company approved the 2004 Incentive Stock Option Plan (the "Plan") under which all stock options issued by the Company have been granted. The maximum number of shares that can be issued under the Plan is 4,000,000. As of December 31, 2004, there were 1,945,500 options issued under the Plan. The options may be granted as incentive stock options or non-qualified stock options and generally vest over a period between one and three years.

         A summary of the status of the Company's stock options as of December 31, 2004 is presented in the table below:

                                                                            Weighted Average          Range of
                                                          Shares             Exercise Price        Exercise Price
                                                          ------             --------------        --------------
Outstanding at December 31, 2003                          930,000                 $0.32                    $0.32
Granted (Non-qualified Options)                           575,000                 $2.96             $0.65 - $3.00
Granted (Incentive Stock Options)                       1,060,500                 $1.70             $0.95 - $3.50
                                                        ---------
Outstanding at December 31, 2004                        2,565,500                 $1.44             $0.65 - $3.50
Exercisable at December 31, 2004                          744,583                 $0.54
Weighted average of fair value of Options
granted during the year                                                           $2.24


                                Remaining                                  Number of Options
        Range of            Contractual Life        Weighted Average        Exercisable at         Outstanding at
    Exercise Prices             in Years             Exercise Price        December 31, 2004      December 31, 2004
    ---------------             --------             --------------        -----------------      -----------------
$0.32 - $0.99                     9.50                    $0.54                  720,750              1,370,000
$1.00 - $2.00                     9.57                    $1.72                   18,333                285,000
$2.01 - $3.00                     9.80                    $2.64                    5,500                628,000
$3.01 - $3.50                     9.76                    $3.35                       --                212,500
Lesser of $3.00 or 30
day average market price          9.43                     --                         --                 70,000

         PIVX SOLUTIONS, INC. (FORMERLY DRILLING, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Through December 31, 2004 no options have been exercised or cancelled.

         WARRANTS

         As of December 31, 2004 there were 770,399 warrants outstanding to purchase common stock. A summary of the warrants outstanding is as follows:

                                           Convertible in         Weighted Average      Weighted Average Contractual
                                          Number of Shares         Exercise Price                   Life
                                          ----------------         --------------                   ----
  Outstanding at December 31, 2003                51,666                  $1.03             3.2 years

  Issued during the year                         718,733                  $3.02             5.0 years

  Outstanding at December 31, 2004               770,399

  Weighted Average Price                                                  $2.89

  Exercisable at December 31, 2004               285,830                  $1.72


         See Note 10 for warrants issued after December 31, 2004.

         As of December 31, 2004 no warrants have been exercised or cancelled.

RESTRICTED SHARES AND OPTIONS

         On September 11, 2002, the Company entered into an employment agreement with its president and chief operating officer. Under the terms of the agreement, the Company issued 620,000 restricted shares of Company common stock, which vest over the period of one year. The shares were valued at $80,000 based on estimated fair market value of the Company's common stock at the time of grant. The value of the shares were recorded as compensation expense and expensed ratably over the vesting period of one year. During the year ended December 31, 2003 $80,000 was expensed.

         On September 6, 2003, the Company entered into an employment agreement with its senior security researcher. Under the terms of the agreement the Company granted 232,500 restricted shares of Company common stock. The shares vest 20% on December 31, 2003, with the remaining 80% vesting equally over the next two anniversary dates of the agreement. The shares were valued at $150,000 based on estimated fair market value of the Company's shares of common stock at the time of grant. The value of the shares is being expensed ratably over the vesting period. During the years ended December 31, 2004 and 2003, $105,000 and $30,000 were expensed, respectively. As of December, 2004, 139,500 of the earned shares have been issued. The Company has recorded $60,000 in deferred compensation in the accompanying consolidated balance sheet as of December 31, 2004 for the remaining earned shares.

         PIVX SOLUTIONS, INC. (FORMERLY DRILLING, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         In addition, during the year ended December 31, 2004, the Company granted 114,000 restricted shares of common stock in the aggregate to various employees of which two who received 94,000 restricted shares have terminated their employment with the Company. The shares of common stock vest over the periods of three years. The shares were valued at $60,000 based on estimated fair market value of the Company's shares of common stock at the time of grant. The value of the shares is being expensed ratably over the vesting period. During the year ended December 31, 2004, $8,384 was expensed. As of December 31, 2004, none of the shares has been issued. The Company has recorded a $8,384 in accrued liabilities on the accompanying consolidated balance sheet as of December 31, 2004 for the earned shares.

         During the year ended December 31, 2004, the Company issued options to purchase a total of 253,750 shares of common stock to four non-employee directors or corporate advisory board members. The options are exercisable at $0.65 and vest in one year and expire in five years from the vesting date. In connection with these grants, the Company recorded deferred compensation of $554,118, using the Black-Scholes valuation model (assuming volatility of 324%, a risk-free interest rate of 2.91%, expected lives of 3 years and no dividend yield), which will be amortized over the vesting period of the options. During the year ended December 31, 2004, the Company expensed $139,760 in the accompanying consolidated financial statements.

         On May 21, 2004, the Company entered into an agreement with an independent contractor. Under the terms of the agreement the contractor earned the equivalent of $2,500 of restricted stock of the Company per month worked changing to $5,000 per month effective December 31, 2004. The stock was valued at 80% of the fair market value of the Company common stock on the date earned. As of December 31, 2004, the Company has committed 37,113 shares of common stock valued at $75,000. If the independent contractor should stay with the Company on a permanent basis, he will receive an additional option to purchase 200,000 shares at a price to be determined at that time. On January 1, 2005 the contractor became an employee of the Company.

         On June 19, 2004, the Company entered into an agreement with an independent contractor. Under the terms of the agreement the Company granted options to purchase 84,000 shares of Company's common stock at $2.00 per share. The shares vest over periods ranging from one to two years. The options were valued at $88,872 based on the Black-Scholes valuation model (assuming volatility of 75%, a risk-free interest rate of 3.44%, expected lives of 3 years and no dividend yield). The value of the shares is being expensed ratably over the term of the contract which is three years. During the year ended December 31, 2004, $16,333 was expensed. As of December 31, 2004, $72,539 is recorded in deferred compensation on the accompanying financial statements.

NOTE 10 - INCOME TAXES

         Significant components of the provision for income taxes for the years ended December 31, 2004 were as follows:

         PIVX SOLUTIONS, INC. (FORMERLY DRILLING, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                      December 31, 2004
                                                      -----------------
                      Current
                             Federal                      $
                             State                           800
                                                          ------
                             Total                           800

                      Deferred
                             Federal                           -
                             State                             -

                      Provision for Income taxes          $  800


         A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate to the Company's effective income tax rate is as follows for the years ended December 31, 2004:

                                                      December 31, 2004
                                                      -----------------

               Income Tax computed at federal                34.0 %
               statutory tax rate

               State taxes, net of federal benefit           4.71

               Change in valuation allowance               (32.21)

               Other Permanent Items                        (6.52)

               Total                                          .02 %


         Significant components of the Company's deferred tax assets (liability) at December 31, 2004 consisted of the following:

         PIVX SOLUTIONS, INC. (FORMERLY DRILLING, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                        December 31, 2004
                                                        -----------------
               Deferred tax assets

               Net operating loss carry-forwards            2,777,000

               Compensation                                   203,000

                                                            2,980,000



               Valuation Allowance                         (2,771,000)

               Deferred Tax Liability                         209,000

               State Taxes                                   (209,000)

               Net Deferred Tax Assets                              0


         As of December 31, 2004, the Company had a net operating loss carry forwards for the federal and state income tax purposes of approximately $6,400,000, which expires through 2024. The utilization of net operating loss carry forwards may be limited due to the ownership change under the provisions of Internal Revenue Code Section 382 and similar state provisions.

         The entire deferred income tax assets of the company have been offset by a valuation allowance since management does not believe the recoverability of the deferred income tax assets during the next year is more likely than not. Accordingly, a deferred income tax benefit for the year ended December 31, 2004 has not been recognized in these financial statements.

NOTE 11 - SUBSEQUENT EVENTS

         Subsequent to 2004, the Company began a private placement offering of up to 4 million shares of common stock at $1.50 per share to accredited investors, with each share purchased receiving a warrant to purchase a share with an exercise price of $3.00. The offering began on January 12, 2005 and to date 656,317 shares have been sold.

         On February 15, 2005 the Company entered into a Consulting Agreement with Lotus Fund, Inc. ("Consultant") for the purpose of providing investors' communications and public relations. The Consultant is to provide the Company with consultation and implementation of business plans and strategy, create a foundation for subsequent financial public relations efforts, introduce the Company to the financial community, and assisting the Company with stockholders, brokers, dealers, analysts and other investment professions. The Consultant

         PIVX SOLUTIONS, INC. (FORMERLY DRILLING, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


received two warrants of 400,000 shares each for the purchase of common stock; one at an exercise price of $1.25 per share and one at $1.55 per share. Each warrant has an expiration of date of August 16, 2009, may be exercised at any time by the holder of the warrant, and may be repurchased by the Company at any time before exercise by paying Consultant the net amount in excess of the fair market value at time of repurchase. The warrants were valued at $1,279,775 using the Black-Scholes valuation model (assuming volatility of 324%, a risk-free interest rate of 3.26%, expected lives of 2 years and no dividend yield) and will be expensed ratably over the life of the agreement which ends on August 16, 2006.

         On March 23, 2005, Robert N. Shively and Geoff Shively, the two founders of the Company, entered into a Revolving Loan Agreement, effective January 20, 2005, under which they will advance the Company amounts not to exceed $500,000 outstanding at any one time. The agreement terminates on July 20, 2005 and all advances made up to July 20, 2005 will not bear any interest. If the advances are not repaid as of July 20, 2005, any remaining amounts outstanding will bear interest at the rate of 10% per annum. As of March 23, 2005 the Company has drawn down $375,000.

         On March 23, 2005, PivX announced that the board of directors had terminated Kenneth Dill as Interim Chief Financial Officer, Chief Operating Officer and Treasurer of the Company, effective March 17, 2005.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         On January 12, 2005, McKennon, Wilson & Morgan LLP ("McKennon") resigned as independent registered public accounting firm for PivX. McKennon's reports on the consolidated financial statements of PivX Solutions LLC for the years ended December 31, 2002 and 2003, filed with the Securities and Exchange Commission on Form 8-K/A on June 8, 2004, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to audit scope, procedure or accounting principles; however, McKennon's reports on the consolidated financial statements of PivX included explanatory language regarding substantial doubt about PivX's ability to continue as a going concern.

         During fiscal years ended December 31, 2002 and 2003 and the subsequent period through January 12, 2005, there were no disagreements between PivX and McKennon on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to McKennon's satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports on PivX's consolidated financial statements for such year; and there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K. McKennon delivered a letter, dated January 19, 2005, stating its agreement with the disclosures above.

         On January 19, 2005, the Board of Directors of PivX approved the retention of Singer Lewak Greenbaum & Goldstein LLP ("Singer") as its independent registered public accounting firm. During PivX's most recent fiscal year ended December 31, 2004 and the subsequent period through January 12, 2005, PivX did not consult with Singer, or any other registered independent public accounting firm, with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on PivX's consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and
(ii) of Regulation S-K.

ITEM 8A - CONTROLS AND PROCEDURES

         As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures for the year ended December 31, 2004. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are adequate, to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the requisite time periods.

         We are enhancing our internal control procedures in preparation of having to make the required management report on internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002. We enhanced our internal control procedures in 2004 by engaging a financial consultant and in November 2004 by employing a general counsel. We will also engage a financial and auditing consultant to ensure timely compliance with the requirements of the Sarbanes-Oxley Act.

ITEM 8B - OTHER INFORMATION

         On March 23, 2005, Robert N. Shively and Geoff Shively, the two founders of the Company, entered into a Revolving Loan Agreement, effective January 20, 2005, under which they will advance the Company amounts not to exceed $500,000 outstanding at any one time. The agreement terminates on July 20, 2005 and all advances made up to July 20, 2005 will not bear any interest. If the advances are not repaid as of July 20, 2005, any remaining amounts outstanding will bear interest at the rate of 10% per annum. As of March 23, 2005 the Company has drawn down $375,000.

         On March 23, 2005, PivX Solutions, Inc. (the Company) announced that the board of directors had terminated R. Michael Lesher as Senior Vice President and Head of Sales and Marketing of the Company, effective March 25, 2005. Mr. Lesher had been Senior Vice President and Head of Sales and Marketing of the Company since joining the Company on September 30, 2004.

         In connection with the termination of R. Michael Lesher as the Company's Senior Vice President and Head of Sales and Marketing, the Company has terminated its employment agreement dated September 30, 2004 with Mr. Lesher, effective March 25, 2005. This agreement was "at-will" and contained no severance provisions. Mr. Lesher will retain an option to purchase 200,000 shares of Company stock with an exercise price of $2.73, vesting over three years from the date of employment.

         On March 25, 2005, the Company's Board of Directors appointed Luis Curet, previously the Company's Vice President of Sales, to serve as the Senior Vice President and Head of Sales and Marketing of the Company. Mr. Curet is 44 years old. He was previously the Vice President of Sales and Corporate Marketing for Rainbow Technologies, Director of North American Sales for Software Spectrum, and began his career at IBM, where he held a variety of sales and marketing positions.

         On June 10, 2004, the Company entered into an employment agreement with Mr. Curet that remains unchanged by this event and provides for the following:
(i) base salary of $165,000; (ii) an option to purchase 225,000 shares of Company stock with an exercise price of $0.95 and annual vesting over a three year period; and (iii) opportunity for a $9,167 quarterly bonus based on attaining certain sales goals.

                                    PART III.

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         In March 2005, the Company terminated the Chief Operating Officer and interim Chief Financial Officer's employment and the Company's Chief Executive Officer, Rob Shively, assumed the position of Acting Chief Financial Officer on an interim basis until a permanent replacement is named. Additionally, in March 2005, the Company terminated the Senior Vice President and Head of Sales and Marketing, and replaced him with the prior Vice President of Sales.

         The information required by this Item is incorporated herein by reference to the Sections entitled "Election of Directors" and "Executive Officers" in the Proxy Statement.

ITEM 10 - EXECUTIVE COMPENSATION

         The information required by this Item is incorporated herein by reference to the Sections entitled "Executive Compensation" and "Directors' Compensation" in the Proxy Statement.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information required by this Item is incorporated herein by reference to the Sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the Proxy Statement.

ITEM 12- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated herein by reference to the Section entitled "Certain Relationships and Related Transactions" in the Proxy Statement.

                                    PART IV.

ITEM 13 - EXHIBITS

        Exhibits                           Description
        --------                           -----------
          2-a-1 Securities Purchase Agreement and Plan of Reorganization dated March 10, 2004 by and among Drilling, Inc., PivX Solutions LLC and the members of PivX LLC, filed as Exhibit
                    2.1 to the Company's Current Report on Form 8-K dated April 8, 2004, is incorporated herein by reference.
          2-b-1 Agreement and Plan of Merger dated May 28, 2004 by and among PivX Solutions, Inc., Threat Focus Merger Corp. and Threat Focus, Inc., filed as Exhibit 99.1 to the Company's Current Report on Form 8-K/A dated June 22, 2004, is incorporated herein by reference.

          2-b-2     Amendment to Agreement and Plan of Merger dated June 8, 2004 by and among PivX Solutions, Inc., Threat Focus Merger Corp.
                    and Threat Focus, Inc., filed as Exhibit 99.2 to the
                    Company's Current Report on Form 8-K/A dated June 22, 2004, is incorporated herein by reference.
          2-b-3     Amendment No. 2 to Agreement and Plan of Merger dated June
                    9, 2004 by and among PivX Solutions, Inc., Threat Focus
                    Merger Corp. and Threat Focus, Inc., filed as Exhibit 99.3 to the Company's Current Report on Form 8-K/A dated June 22,
                    2004, is incorporated herein by reference.
          3-a-1     Amended and Restated Articles of Incorporation of the
                    Company, filed as Exhibit 3.1 to the Company's Quarterly
                    Report on Form 10-QSB for the quarter ended March 31, 2004, is incorporated herein by reference.
          3-a-2     Amended and Restated Bylaws of the Company, filed as Exhibit
                    3.2 to the Company's Quarterly Report on Form 10-QSB for the
                    quarter ended March 31, 2004, is incorporated herein by
                    reference.
          *10-a-1   PivX Solutions, Inc. 2004 Incentive Stock Option Plan.
          *10-a-2   Form of Stock Option Agreement under the Company's 2004
                    Incentive Stock Option Plan.
          *10-b-1   Employment Agreement dated as of June 1, 2001 by and between the Company and Robert N. Shively.
          *10-b-2   Employment agreement dated as of September 11, 2002 by and between the Company and Kenneth Dill.
          *10-b-3   Employment Agreement dated as of November 1, 2004 by and
                    between the Company and Scott Olson.
          *10-b-4   Employment Agreement dated as of September 30, 2004 by and between the Company and Michael Lesher.
          *10-c-1   Revolving Loan Agreement dated as of January 20, 2005 by and among Robert N. Shively, Geoff Shively and the Company.
          10-d-1    Agreement dated as of October 6, 2004 by and between the
                    Company and Market Share Partners.
          10-d-2    Agreement dated as of September 8, 2004 by and between the
                    Company and Detto Technologies, Inc.
          21        List of Subsidiaries of the Company.
          24        Power of Attorney authorizing certain persons to sign this
                    Annual Report on Form 10-KSB on behalf of certain directors and officers of the Company.
          31        Rule 13a-14(a) Certification of Chief Executive Officer and
                    Acting Chief Financial Officer.
          32        Certification of Chief Executive Officer and Acting Chief
                    Financial Officer pursuant to 18 U.S.C. Section 1350, as
                    Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                    2002.
          99        Summary of Non-Employee Director Compensation and Benefits.

--------------
*Management contract or compensatory plan or arrangement.

         ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information required by this Item is incorporated herein by reference to the Section entitled "Principal Accountant Fees and Services" in the Proxy Statement.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2005                  PIVX SOLUTIONS, INC.


                                By   /s/ Robert N. Shively
                                     --------------------------------
                                     Robert N. Shively
                                     Chairman of the Board, Chief Executive
                                     Officer and Acting Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed on the 31st day of March, 2005 by the following persons on behalf of the issuer and in the capacities indicated:


       SIGNATURE                                  TITLE
       ---------                                  -----


                                        Chairman of the Board, Chief Executive
   /s/ Robert N. Shively              Officer and Acting Chief Financial Officer
--------------------------------         (Principal Executive, Financial and
       Robert N. Shively                         Accounting Officer)


   /s/ Geoff Shively                                  Director
--------------------------------
       Geoff Shively


   /s/ D. Glen Raiger                                 Director
--------------------------------
       D. Glen Raiger


   /s/ Wes Nichols                                    Director
--------------------------------
       Wes Nichols


   /s/ Ashwin Rangan                                  Director
--------------------------------
       Ashwin Rangan

*By:   /s/ Scott D. Olson
--------------------------------
       Scott D. Olson, Attorney-in-Fact**

                                  EXHIBIT INDEX

          Exhibits                   Description
          --------                   -----------
          *10-a-1   PivX Solutions, Inc. 2004 Incentive Stock Option Plan.
          *10-a-2   Form of Stock Option Agreement under the Company's 2004
                    Incentive Stock Option Plan.
          *10-b-1   Employment Agreement dated as of June 1, 2001 by and between the Company and Robert N. Shively.
          *10-b-2   Employment agreement dated as of September 11, 2002 by and between the Company and Kenneth Dill.
          *10-b-3   Employment Agreement dated as of November 1, 2004 by and
                    between the Company and Scott Olson.
          *10-b-4   Employment Agreement dated as of September 30, 2004 by and between the Company and Michael Lesher.
          *10-c-1   Revolving Loan Agreement dated as of January 20, 2005 by and among Robert N. Shively, Geoff Shively and the Company.
          10-d-1    Agreement dated as of October 6, 2004 by and between the
                    Company and Market Share Partners.
          10-d-2    Agreement dated as of September 8, 2004 by and between the
                    Company and Detto Technologies, Inc.
          21        List of Subsidiaries of the Company.
          24        Power of Attorney authorizing certain persons to sign this
                    Annual Report on Form 10-KSB on behalf of certain directors and officers of the Company.
          31        Rule 13a-14(a) Certification of Chief Executive Officer and
                    Acting Chief Financial Officer.
          32        Certification of Chief Executive Officer and Acting Chief
                    Financial Officer pursuant to 18 U.S.C. Section 1350, as
                    Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                    2002.
          99        Summary of Non-Employee Director Compensation and Benefits.

------------------
*Management contract or compensatory plan or arrangement.