Form 10KSB/A
period 2004-12-31
PivX Solutions, Inc.
filed 2005-04-29
CIK 1160420

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

                                (AMENDMENT NO. 1)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year was $197,359.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of April 25, 2005 was $10,161,003.

The number of shares of common stock outstanding as of April 25, 2005 was 26,215,180.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

                                EXPLANATORY NOTE

         Set forth in this Amendment to Annual Report on Form 10-KSB/A are amendments relating to Items 9, 10, 11, 12, and 14 of Part III of the Annual Report on Form 10-KSB of PivX Solutions, Inc. (the "Company") for the fiscal year ended December 31, 2004 (filed with the Securities and Exchange Commission (the "SEC") on April 1, 2005). These items were not included in the original report because it was anticipated that the information would be provided in the Company's Proxy Statement for its 2005 Annual Meeting of Stockholders to be filed within 120 days after the end of the Company's 2004 fiscal year.

         Subsequent to the filing of the Annual Report on Form 10-KSB with the SEC, in April 2005 the Company's Chairman of the Board, President, Chief Executive Officer, Interim Chief Financial Officer and Treasurer, Robert N. Shively, resigned from all positions with the Company, Geoff Shively resigned as a director of the Company and Michael Barker, William Davenport and Tydus Richards were appointed by the Company's Board of Directors as directors to fill the vacancies created by the resignations and one of two existing vacancies on the Board. Effective as of Mr. Robert Shively's resignation, Luis Curet, the Company's Senior Vice President and Head of Sales and Marketing was appointed Acting Chief Executive Officer until April 21, 2005 when Mr. Richards was appointed Chief Executive Officer. Effective April 21, 2005, Mr. Curet became Chief Operating Officer while retaining his position as Senior Vice President and Head of Sales and Marketing.

         Except as specifically set forth herein, this Amendment to Annual Report on Form 10-KSB/A does not reflect events occurring after the date of filing of the original Annual Report on Form 10-KSB and does not otherwise amend such Form 10-KSB.

                                                 TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION........................................................2


PART III..........................................................................................................3

         ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT...............................................3

         ITEM 10 - EXECUTIVE COMPENSATION.........................................................................7

         ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                   AND RELATED STOCKHOLDER MATTERS...............................................................10

         ITEM 12- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................13


PART IV..........................................................................................................13

         ITEM 13 - EXHIBITS......................................................................................13

         ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES........................................................16


SIGNATURES.......................................................................................................17


                                                         1

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         All statements contained in this Form 10-KSB/A, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words "believe", "anticipate", "expect" and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties that may cause actual results to differ materially.

         These risks include, among others, the following: our history of operating losses; our ability to obtain financing; our ability to continue as a going concern; demand for and market acceptance of our products; the emerging nature of the network security market; our dependence on resellers and indirect sales channels; new product development and introduction; pricing pressures and other competitive factors; significant competition from other network security companies and operating system providers with significantly greater technological and financial revenues; our ability to sustain, manage or forecast our revenue and earnings growth; fluctuations and difficulty in forecasting operating results; the loss of significant customers; our ability to attract and retain qualified personnel; our ability to protect our intellectual property; and other risk factors referenced in this and other filings made with the Securities and Exchange Commission.

         Consequently, all of the forward-looking statements made in this Form 10-KSB/A are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

         The safe harbors of forward-looking statements provided by Section 21E of the Securities Exchange Act of 1934 are unavailable to issuers of penny stock. Our shares may be considered penny stock and such safe harbors set forth under the Private Securities Litigation Reform Act of 1995 may not be available to us.

         As used in this Form 10-KSB/A, unless the context requires otherwise, "we", "us" or the "Company" means PivX Solutions, Inc. and its subsidiaries.

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

                                    PART III.

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         In March 2005, the Company terminated the Chief Operating Officer and Interim Chief Financial Officer's employment and the Company's Chief Executive Officer, Robert Shively, assumed the additional positions of Interim Chief Financial Officer and Treasurer on an interim basis. Additionally, in March 2005, the Company terminated the Senior Vice President and Head of Sales and Marketing, and replaced him with the prior Vice President of Sales, Luis Curet. In April 2005, Robert Shively resigned from all his positions with the Company and Luis Curet was temporarily appointed by the Board to the additional position of Acting Chief Executive Officer. On April 21, 2005, Tydus Richards was appointed Chief Executive Officer and Mr. Curet was appointed Chief Operating Officer in addition to retaining his Senior Vice President and Head of Sales and Marketing position.

BOARD OF DIRECTORS

         Set forth below for each director, as reported to PivX, is the Director's name, age and principal occupation for the past five years, his position, if any, with PivX, and other directorships held.

         MICHAEL S. BARKER, age 32 - Mr. Barker has been a Director of PivX since April 2005. He is a Co-Founder of Lotus Fund and has been Managing Director of Lotus Fund since September 2004. He heads the West Americas Region for IBM's WebSphere Product Center Division (following the acquisition of Trigo Technologies by IBM), was a Co-Founder and Principal of Bluevector and served as a Vice President in the Mergers and Acquisitions Division of the CSFB Technology Group (a division of Credit Suisse First Boston Corporation).

         WILLIAM DAVENPORT, age 34 - Mr. Davenport has been a Director of PivX since April 2005. He has been Vice President Global Investments of the Lotus Fund since November 2004. Prior to that, he was the Chief Financial Officer and Chief Operating Officer of RVCA Corporation and a securities broker at Roth Capital Partners.

         WES NICHOLS, age 40 - Mr. Nichols has been a Director of PivX since March 2004 and was a director of PivX Solutions LLC from February 2004 to March 2004. He has been a Principal of MarketShare Partners, Inc. since May 2003. Prior to that, he was the Chief Executive Officer of Tequila and Co-Founder and Managing Partner of Direct Partners from May 1994 to May 2003.

         D. GLEN RAIGER, age 48 - Mr. Raiger has been a Director of PivX since March 2004 and was a director of PivX Solutions LLC from February 2004 to March 2004. He has been a Principal of Cerius Consulting Group since 2004. Prior to that, he was Executive Vice President of Cornerstone Realty Fund and President of Granite Investment Group from 1998 to 2004.

         ASHWIN RANGAN, age 45 - Mr. Rangan has been a Director of PivX since August 2004. He has been Chief Information Officer of Walmart.com since April 2005. Prior to that he was Senior Vice President and Chief Information Officer of Conexant Systems, Inc. from December 1998 to December 2004.

         TYDUS RICHARDS, age 33 - Mr. Richards has been Chairman of the Board of Directors and Chief Executive Officer of PivX since April 2005. He is the Principal Co-Founder and has been Managing Director of Lotus Fund since September 2004. Prior to founding Lotus Fund, Mr. Richards was a Co-Founder of Linuxor Funds.

EXECUTIVE OFFICERS

         Set forth below are the name, office and position held with the Company and principal occupations and employment during the past 5 years of each of our executive officers.

         TYDUS RICHARDS, age 33 - Chairman of the Board of Directors and Chief Executive Officer since April 2005. Biographical information for Mr. Richards is included in "Board of Directors" above.

         LUIS CURET, age 44 - Chief Operating Officer since April 2005, and Senior Vice President and Head of Sales and Marketing since March 2005; Acting Chief Executive Officer for three weeks in April 2005; Vice President of Sales from June 2004 to March 2005; Vice President of Sales and Corporate Marketing of Rainbow Technologies from March 2000 to May 2004; and Director of North American Sales of Software Spectrum prior thereto. Mr. Curet received a B.S. in industrial engineering from the University of Wisconsin-Madison.

         SCOTT D. OLSON, age 35 - General Counsel and Secretary since November 2004; associate at Steefel, Levitt & Weiss from October 2003 to October 2004; associate at Clifford Chance US LLP from July 2002 to October 2003; and associate at Brobeck Phleger & Harrison LLP prior thereto. Mr. Olson received a B.A. in environmental science from the University of Virginia and a J.D. from the University of California, Hastings College of Law.

         ALEX TOSHEFF, age 38--Chief Technology Officer since January, 2005; technical consultant to the Company from March 2004 to January 2005; Venture Partner at St. Paul Venture Capital from December 2001 to March 2004; and Corporate Vice President of Science Applications International Corporation
(SAIC) prior thereto. Mr. Tosheff received a B.S. in physics from California State University, Fullerton.

         VANCE ITO, age 40--Controller and Treasurer since April 2005; Director, ECO2, LLC from July 2002 to March 2005; and Financial Consultant, Merrill Lynch prior thereto. Mr. Ito obtained a B.S. in business administration from the University of Southern California and an M.B.A from the University of California at Irvine. Mr. Ito is also a C.P.A.

         There are no family relationships among our current directors or executive officers.

BOARD COMMITTEES

         The Company does not have a standing nominating committee of the Board of Directors. The entire Board of Directors acts as the nominating committee. The Board of Directors believes that it is appropriate for PivX not to have a standing nominating committee because the relatively small size of the Company's Board of Directors permit it to act on director nominations without the need for a separate committee. All the directors participate in the consideration of director nominees.

         Until April 21, 2005, the Company did not have standing compensation committee of the Board of Directors; however on April 21, 2005, the Board of Directors resolved to form a compensation committee and appointed Messrs. Barker and Rangan to be its members.

         The entire Board of Directors currently acts as the audit committee; however, on April 21, 2005, the Board of Directors resolved to form an audit committee. The Board of Directors has determined that William Davenport is an audit committee financial expert and that he is independent and that he will chair the audit committee. The remaining members of the audit committee have not yet been determined.

         Although the Board of Directors does not currently have audit or compensation committee charters, it intends to adopt charters for the audit and compensation committees in the near future. All of the directors, other than Mr. Richards and Mr. Nichols, are independent, as independence is defined by the rules of the Nasdaq National Market.

CODE OF ETHICS

         PivX has adopted a code of ethics applicable to all company directors, officers and employees. A copy of PivX's code of ethics can be found at the Company's website at www.pivx.com.

CORPORATE GOVERNANCE

         PivX currently does not have procedures stockholders may use to recommend nominees to the Board of Directors because it has not yet held its first annual meeting of stockholders since becoming a public company in 2004. The Company plans to adopt such procedures in the near future.

         PivX has adopted a process for stockholders to communicate with the Board of Directors. Any PivX stockholder desiring to communicate with the Board, any committee of the Board or any specific individual director may do so by writing to the Secretary of the Company, who has been instructed to forward promptly all such communications to the addressees indicated thereon.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires PivX's directors and executive officers, and persons who own more than 10% of a registered class of PivX's equity securities, to file reports of ownership of, and transactions in, PivX's securities with the SEC. Such directors, executive officers and 10% stockholders are also required to furnish PivX with copies of all Section 16(a) forms they file.

         Based solely on a review of the copies of such forms received by it, and on written representations from certain reporting persons, PivX believes that all directors, executive officers and 10% stockholders timely filed all forms required to be filed under Section 16(a) during the fiscal year ended December 31, 2004, with the following exceptions:

         o Mr. Robert N. Shively (former President, Chief Executive Officer and Chairman of the Board) failed to file timely a Form 4 reporting the sale of shares of the Company's common stock on March 29, 2004;

         o Mr. Rangan failed to file timely a Form 3 reporting his election as a director of PivX and a Form 4 reporting the grant of options to purchase shares of the Company's common stock on August 19, 2004;

         o Mr. R. Michael Lesher (former Senior Vice President and Head of Sales and Marketing) failed to file [timely] a Form 3 reporting his appointment as Senior Vice President and Head of Sales and Marketing and a Form 4 reporting the grant of options to purchase shares of the Company's common stock on September 30, 2004;

         o Mr. Kenneth Dill (former Interim Chief Financial Officer, Chief Operating Officer and Treasurer) failed to file timely a Form 4 reporting the acquisition of shares of the Company's common stock on October 20, 2004;

         o Mr. Olson failed to file timely a Form 3 reporting his appointment as General Counsel and Secretary and a Form 4 reporting the grant of options to purchase shares of the Company's common stock on November 1, 2004; and

         o Messrs. Nichols, Raiger and Rangan each failed to file timely Forms 4 reporting the grant of options to purchase shares of the Company's common stock on November 5, 2004.

ITEM 10 - EXECUTIVE COMPENSATION

         The information shown below reflects the annual and long-term compensation, from all sources, of (1) the chief executive officers of PivX and
(2) the other four most highly compensated executive officers of PivX at December 31, 2004, or the Named Executive Officers, for services rendered in all capacities to PivX or PivX Solutions LLC for the fiscal year ended December 31, 2004.

                                       SUMMARY COMPENSATION TABLE

                                                                                     Long-Term Compensation
                                                     Annual Compensation                     Awards
                                                     -------------------                     ------
                                                                                     Restricted     Stock
Name and Principal Position with    Fiscal                             Other Annual    Stock       Options
the Company                          Year      Salary        Bonus     Compensation    Awards      (Shares)
---------------------------------    ----      ------        -----     ------------    ------      --------
Luis Curet.................          2004    $117,725(4)    $9,500(5)                              227,000
  Chief Operating Officer and SVP
  of Sales and Marketing (1)

Robert N. Shively..........          2004    $278,566                    $25,600(6)                  2,000
  President, Chief Executive
  Officer and Chairman of the
  Board (2)

Kenneth Dill...............          2004    $170,556                                                2,000
  Interim Chief Financial
  Officer, Chief Operating
  Officer and Treasurer (3)

-------------------
(1) Mr. Curet served as Vice President of Sales during fiscal 2004, became Senior Vice President of Sales and Marketing in March 2005, served as Acting Chief Executive Officer of the Company for three weeks in April 2005, and became Chief Operating Officer in April 2005.
(2) Mr. Shively served as President, Chief Executive Officer and Chairman of the Board during fiscal 2004 and resigned from all positions with the Company in April 2005.
(3) Mr. Dill served as Interim Chief Financial Officer, Chief Operating Officer and Treasurer during fiscal 2004 and was terminated by the Company in March 2005.
(4) Mr. Curet's annual salary was reduced to $150,000 on April 1, 2005.
(5) Mr. Curet was not paid this bonus in 2004, but it remained unpaid and accrued.
(6) Mr. Shively was paid this additional compensation out of his deferred income.

OPTION GRANTS IN LAST FISCAL YEAR

         Shown forth below is further information on grants to the Named Executive Officers of stock options pursuant to the 2004 Incentive Stock Option Plan during the fiscal year ended December 31, 2004, which are reflected in the Summary Compensation Table on page 7.

                                          OPTION GRANTS IN LAST FISCAL YEAR
                                                 (INDIVIDUAL GRANTS)

                                            Number of           Percent of Total
                                            Securities          Options Granted
                                         Underlying Options     to Employees in      Exercise or       Expiration
               Name                           Granted              Fiscal Year       Base Price           Date
               ----                           -------              -----------       ----------           ----

Luis Curet........................            225,000                  14%               $0.95           05/17/14
                                                2,000                   *                $1.70           12/15/15

Robert N. Shively.................              2,000                   *                $1.70           12/15/15

Kenneth Dill......................              2,000                   *                $1.70           12/15/15

* less than 1%


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

         Shown below is information with respect to (i) exercises by the Named Executive Officers during fiscal 2004 of options to purchase the Company's common stock granted under the 2004 Incentive Stock Option Plan and (ii) unexercised options to purchase the Company's common stock granted to the Named Executive Officers in fiscal 2004 and prior years and held by them at December 31, 2004.

                                            AGGREGATED OPTION EXERCISES IN LAST FISCAL
                                              YEAR AND FISCAL YEAR-END OPTION VALUES

                                                                  Number of Securities                Value of Unexercised
                                                                 Underlying Unexercised               In-the-Money Options
                                                               Options at Fiscal Year-End              at Fiscal Year-End
                                                               --------------------------              ------------------
                               Shares
                            Acquired on         Value
      Name                    Exercise         Realized       Exercisable       Unexercisable      Exercisable      Unexercisable
      ----                    --------         --------       -----------       -------------      -----------      -------------
Luis Curet............           0               N/A               0               227,000             $0             $164,250

Robert N. Shively.....           0               N/A               0                2,000              $0                $0

Kenneth Dill..........           0               N/A            620,000            312,000          $843,200          $421,600


DIRECTORS' COMPENSATION

         During fiscal 2004, non-employee directors of the Company received $1,500 per half day for each Board meeting attended and $3,000 per full day for each Board meeting attended. Currently, the compensation committee of the Board is reviewing an existing Board resolution that upon initial election to the Board, each non-employee Director is granted shares of the Company's common stock equal to 1.0% of the gross potentially outstanding Company common stock as of March 23, 2005. The compensation committee, upon final review, may recommend changes to such stock compensation for Directors.

EMPLOYMENT CONTRACTS

         For a description of employment agreements with the Named Executive Officers and other executive officers of the Company, see Item 12 - "Certain Relationships and Related Transactions".

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         To the Company's knowledge, the following table sets forth information regarding ownership of the Company's outstanding common stock on April 25, 2005 by each director and Named Executive Officer and all directors and executive officers as a group. Except as otherwise indicated below and subject to applicable community property laws, each owner has sole voting and sole investment power with respect to the stock listed.

                                    BENEFICIAL OWNERSHIP AS OF APRIL 25, 2005

                                                                              Common Stock
                                                                              ------------

Name                                                            Shares       Right to Acquire     Percent of Class
----                                                            ------       ----------------     ----------------
Michael Barker.............................................        0                0                    *

William Davenport..........................................        0                0                    *

Wes Nichols................................................     77,500            38,750                 *

D. Glen Raiger.............................................     38,750            31,000                 *

Ashwin Rangan..............................................        0              20,000                 *

Tydus Richards (1).........................................    9,679,171         800,000                40%

Luis Curet.................................................      3,871            75,000                 *

Scott Olson................................................        0                0                    *

Robert N. Shively..........................................     854,000             0                   3%

Kenneth Dill (2)...........................................     430,000          620,000                4%

Alex Tosheff...............................................      7,295              0                    *

Vance Ito..................................................      2,500              0                    *

All of the above and other executive officers
as a group (12 persons)....................................   11,093,087        1,584,750               48%

-----------------------------
   * less than 1%

   (1) Mr. Richards beneficially owns his shares indirectly through Lotus Fund, Inc. (see below).
   (2) Based on Mr. Dill's representation to the Company.

         The following table shows, as of April 22, 2005, information with respect to the persons known to us, based on statements filed with the Securities and Exchange Commission (the "SEC") pursuant to Section 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise furnished to us, to be the beneficial owners of more than 5% of any class of outstanding voting securities.

   Title of Class          Name and Address of Beneficial Owner           Shares            Percent of Class(1)
   --------------          ------------------------------------           ------            -------------------
Common Stock               Lotus Fund, Inc. (2)                         10,479,171(2)               40%
                           300 South Grand Avenue, 14th Floor
                           Los Angeles, California 90071

---------------------
(1) The percent of class owned has been computed in accordance with Rule 13d-3(d)(1) under the Exchange Act.
(2) This information is based solely on a Schedule 13D dated April 13, 2005 filed with the SEC by Lotus Fund on April 14, 2005. Lotus Fund reported sole voting and investment power over all of the shares listed.

EQUITY COMPENSATION PLAN INFORMATION

         The following table provides information as of December 31, 2004 about shares of the Company's common stock that may be issued upon the exercise of options, warrants and rights granted to employees, consultants or directors under all of the Company's existing equity compensation plans.

         The table does not include the information with respect to shares subject to outstanding options granted under the 2004 Incentive Stock Option Plan (the "Plan"), which was adopted by the Board of Directors on November 5, 2004. The Company intends to have the Plan approved by stockholders at the 2005 Annual Meeting of Stockholders. Of the 4,000,000 shares authorized for issuance under the Plan, options to purchase 2,711,000 shares were outstanding as of December 31, 2004 with a weighted average exercise price of $1.55.

                                                   Number of securities    Weighted-average     Number of securities
                                                     to be issued upon     exercise price of    remaining available
                                                        exercise of           outstanding       for future issuance
                                                   outstanding options,    options, warrants        under equity
                                                    warrants and rights       and rights         compensation plans
Equity compensation plans approved by
stockholders...............................                  -                     -                     -
Equity compensation plans not approved
by stockholders............................               718,733                $3.02                  N/A

              Total........................               718,733                $3.02                  N/A

EQUITY COMPENSATION PLANS NOT APPROVED BY STOCKHOLDERS

         On March 25, 2004, in connection with their initial appointment to the Board of Directors of the Company, options to purchase 38,750 shares of the Company's common stock with an exercise price of $0.65 per share were granted to each of Messrs. Nichols and Raiger. The options vested on February 2, 2005 and expire on February 10, 2010.

         On September 11, 2002, in connection with his appointment as the Company's Chief Financial Officer, Chief Operating Officer and Treasurer, options to purchase 930,000 shares of the Company's common stock, at an exercise price of $0.32 per share, were granted to Kenneth Dill. The options vest in three equal annual installments beginning on September 11, 2003 and expire on September 11, 2007. In connection with the termination of Mr. Dill by the Company, Mr. Dill retained options to purchase 620,000 shares of the Company's common stock, which expire on June 16, 2005.

         On June 10, 2004, in connection with his appointment as the Company's Vice President of Sales, options to purchase 225,000 shares of the Company's common stock with an exercise price of $0.95 per share were granted to Luis Curet. The options vest in three equal annual installments beginning on June 10, 2005 and expire on June 10, 2014.

         On August 19, 2004, in connection with his appointment to the Board of Directors of the Company, options to purchase 25,000 shares of the Company's common stock with an exercise price of $2 per share were granted to Mr. Rangan. The options vest in three equal annual installments beginning on August 19, 2005 and expire on August 19, 2014.

         On September 30, 2004, in connection with his initial appointment as the Company's Senior Vice President and Head of Sales and Marketing, options to purchase 200,000 shares of the Company's common stock with an exercise price of $2.73 per share were granted to R. Michael Lesher. The options vest in three equal annual installments beginning on September 30, 2005 and expire on September 30, 2014. In connection with the termination of Mr. Lesher by the Company, Mr. Lesher retained all of the options, which expire on June 17, 2005.

         On November 1, 2004, in connection with his initial appointment as the Company's General Counsel and Secretary, options to purchase 250,000 shares of the Company's common stock with an exercise price of $2.60 per share were granted to Scott D. Olson. The options vest in three equal annual installments beginning on November 1, 2005 and expire on November 1, 2014.

         On November 5, 2004, in connection with their service on the Board of Directors of the Company, options to purchase 37,500 shares of the Company's common stock with an exercise price of $3.50 per share were granted to each of Messrs. Nichols, Rangan and Raiger. The options vest in three equal annual installments beginning on November 5, 2005 and expire on November 5, 2014.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On June 10, 2004, the Company entered into an employment agreement with Mr. Curet that provides for the following: (i) base salary of $165,000 per year;
(ii) an option to purchase 225,000 shares of the Company's common stock with an exercise price of $0.95 per share and annual vesting over a three-year period; and (iii) opportunity for a $9,167 quarterly bonus based on attaining certain sales goals. This agreement was amended on April 5, 2005 changing the base salary to $150,000 per year and leaving all other terms unchanged.

         In June 2001, the Company entered into an employment agreement with Mr. Robert Shively. This agreement provides for (i) base compensation of $240,000 per year with a 6% annual increase; (ii) one time grant of 6,355,000 unregistered shares of the Company's common stock; (iii) discretionary bonuses; and (iv) a term of five years with a severance package of two years base salary for termination for any reason other than breach of fiduciary or violation of state or federal laws. This agreement was terminated in April 2005 in connection with Mr. Shively's resignation from all positions he held with the Company.

         In September 2002, the Company entered into an employment agreement with Mr. Dill. This agreement provides for (i) base compensation of $180,000 per year; (ii) one time grant of 620,000 unregistered shares of the Company's common stock; and (iii) an option to purchase 930,000 shares of the Company's common stock with an exercise price of $0.32 per share. This agreement was terminated in March 2005 in connection with Mr. Dill's termination as the Company's Interim Chief Financial Officer, Chief Operating Officer and Treasurer. After termination, Mr. Dill retained his share grant of 620,000 shares, and an option to purchase 630,000 shares which he has 90 days after termination to exercise.

         In September 2004, the Company entered into an employment agreement with Mr. Lesher. This agreement provides for (i) base compensation of $125,000 per year; and (ii) an option to purchase 200,000 shares of the Company's common stock at an exercise price of $2.73 per share. This agreement was terminated in March 2005 in connection with Mr. Lesher's termination as the Company's Senior Vice President and Head of Sales and Marketing. Mr. Lesher retained his option to purchase 200,000 shares of the Company's common stock at an exercise price of $2.73 per share.

         In November 2004, the Company entered into an employment agreement with Mr. Olson. This agreement provides for (i) base compensation of $160,000 per year; and (ii) an option to purchase 250,000 shares of the Company's common stock at an exercise price of $2.60 per share. This agreement was amended on April 5, 2005 changing the base salary to $150,000 and leaving all other terms unchanged.

         On October 6, 2004 we entered into a consulting agreement with Market Share Partners ("MSP") for the purpose of obtaining a strategic marketing development plan. Wes Nichols is a Principal of MSP. MSP receives (i) $38,000 per month for the duration of the agreement's 24-month term (the "Term"), and $8,500 per month for the services of an MSP employee for the months he works on PivX's account (collectively, "Short/Fixed Compensation") and (ii) 2.5% of PivX's Adjusted Gross Revenues during the Term ("Revenue Compensation"). The Revenue Compensation paid to MSP shall be reduced by the aggregate amount paid as Short/Fixed Compensation. "Adjusted Gross Revenues" are PivX's gross revenues, not including gross revenues PivX gains directly from an acquired or merged entity; however it does include incremental gross revenues gained by PivX post-acquisition or merger. If the agreement is extended, Revenue Compensation will be calculated by the Adjusted Gross Revenues for each successive 12 month period, or pro rata periods of less than 12 months, as appropriate. PivX also issued MSP a warrant to purchase 581,483 shares of our common stock at an exercise price of $3.25 per share. The warrant may be exercised ratably over a 24 month period commencing on the date of issuance, October 6, 2004.


                                    PART IV.

ITEM 13 - EXHIBITS

     Exhibits                              Description
     --------                              -----------
      2-a-1 Securities Purchase Agreement and Plan of Reorganization dated March 10, 2004 by and among Drilling, Inc., PivX Solutions LLC and the members of PivX LLC, filed as Exhibit
                    2.1 to the Company's Current Report on Form 8-K dated April 8, 2004, is incorporated herein by reference.
      2-b-1 Agreement and Plan of Merger dated May 28, 2004 by and among PivX Solutions, Inc., Threat Focus Merger Corp. and Threat Focus, Inc., filed as Exhibit 99.1 to the Company's Current Report on Form 8-K/A dated June 22, 2004, is incorporated herein by reference.
      2-b-2 Amendment to Agreement and Plan of Merger dated June 8, 2004 by and among PivX Solutions, Inc., Threat Focus Merger Corp. and Threat Focus, Inc., filed as Exhibit 99.2 to the Company's Current Report on Form 8-K/A dated June 22, 2004, is incorporated herein by reference.
      2-b-3 Amendment No. 2 to Agreement and Plan of Merger dated June 9, 2004 by and among PivX Solutions, Inc., Threat Focus Merger Corp. and Threat Focus, Inc., filed as Exhibit 99.3 to the Company's Current Report on Form 8-K/A dated June 22, 2004, is incorporated herein by reference.
      3-a-1 Amended and Restated Articles of Incorporation of the Company, filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004, is incorporated herein by reference.
      3-a-2         Amended and Restated Bylaws of the Company, filed as Exhibit
                    3.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004, is incorporated herein by reference.
     *10-a-1 PivX Solutions, Inc. 2004 Incentive Stock Option Plan, filed as Exhibit 10-a-1 to the Company's Annual Report on Form 10-KSB dated April 1, 2004, is incorporated herein by reference.
     *10-a-2 Form of Stock Option Agreement under the Company's 2004 Incentive Stock Option Plan, filed as Exhibit 10-a-2 to the Company's Annual Report on Form 10-KSB dated April 1, 2004, is incorporated herein by reference.

----------------------

* Management contract or compensatory plan or arrangement.

     Exhibits                              Description
     --------                              -----------
     *10-b-1 Employment Agreement dated as of June 1, 2001 by and between the Company and Robert N. Shively, filed as Exhibit 10-b-1 to the Company's Annual Report on Form 10-KSB dated April 1, 2004, is incorporated herein by reference.
     *10-b-2 Employment agreement dated as of September 11, 2002 by and between the Company and Kenneth Dill, filed as Exhibit 10-b-2 to the Company's Annual Report on Form 10-KSB dated April 1, 2004, is incorporated herein by reference.
     *10-b-3 Employment Agreement dated as of November 1, 2004 by and between the Company and Scott Olson, filed as Exhibit 10-b-3 to the Company's Annual Report on Form 10-KSB dated April 1, 2004, is incorporated herein by reference.
     *10-b-4 Employment Agreement dated as of September 30, 2004 by and between the Company and Michael Lesher, filed as Exhibit 10-a-1 to the Company's Annual Report on Form 10-KSB dated April 1, 2004, is incorporated herein by reference.
     *10-c-1 Revolving Loan Agreement dated as of January 20, 2005 by and among Robert N. Shively, Geoff Shively and the Company, filed as Exhibit 10-c-1 to the Company's Annual Report on Form 10-KSB dated April 1, 2004, is incorporated herein by reference.
      10-d-1 Agreement dated as of October 6, 2004 by and between the Company and Market Share Partners, filed as Exhibit 10-d-1 to the Company's Annual Report on Form 10-KSB dated April 1, 2004, is incorporated herein by reference.
      10-d-2 Agreement dated as of September 8, 2004 by and between the Company and Detto Technologies, Inc, filed as Exhibit 10-d-2 to the Company's Annual Report on Form 10-KSB dated April 1, 2004, is incorporated herein by reference.
        21 List of Subsidiaries of the Company, filed as Exhibit 21 to the Company's Annual Report on Form 10-KSB dated April 1, 2004, is incorporated herein by reference.
       24.1 Power of Attorney authorizing certain persons to sign the Annual Report on Form 10-KSB on behalf of certain directors and officers of the Company, filed as Exhibit 24 to the Company's Annual Report on Form 10-KSB dated April 1, 2004, is incorporated herein by reference.
       24.2 Power of Attorney authorizing certain persons to sign this Amended Annual Report on Form 10-KSB/A on behalf of certain directors and officers of the Company.
       31.1         Rule 13a-14(a) Certification of Chief Executive Officer
       31.2         Rule 13a-14(a) Certification of Controller and Treasurer
                    (Principal Financial and Accounting Officer)
       32.1         Certification of Chief Executive Officer pursuant to 18
                    U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
       32.2 Certification of Controller and Treasurer (Principal Financial and Accounting Officer) pursuant to 18 U.S.C.
                    Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
        99 Summary of Non-Employee Director Compensation and Benefits, filed as Exhibit 99 to the Company's Annual Report on Form 10-KSB dated April 1, 2004, is incorporated herein by reference.

----------------------

* Management contract or compensatory plan or arrangement.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Audit Fees. The aggregate fees billed by McKennon Wilson & Morgan LLP, the Company's former independent auditors ("MWM"), for professional services rendered for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statement during fiscal 2004 were $98,000.

         Audit-Related Fees. There were no fees billed by MWM for audit-related services for fiscal year 2004.

         Tax Fees. The aggregate fees billed by an independent CPA firm for fiscal year 2004 for tax consultations and tax compliance, including preparation of tax returns, were $3,800.

         All Other Fees. There were no other fees billed by MWM or the independent CPA firm for any other services for fiscal year 2004.

PRE-APPROVAL POLICIES AND PROCEDURES

         Upon formation, the audit committee will pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The independent auditors and management will be required to periodically report to the audit committee regarding the extent of services provided by the independent auditors and the fees performed for services provided. The audit committee may also pre-approve particular services on a case by case basis.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 28, 2005                                   PIVX SOLUTIONS, INC.


                                                 By:  /s/ Tydus Richards
                                                      -------------------------
                                                      Tydus Richards
                                                      Chairman of the Board and
                                                      Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed on the 28th day of April, 2005 by the following persons on behalf of the issuer and in the capacities indicated:


          SIGNATURE                                         TITLE
          ---------                                         -----

/s/ Tydus Richards                                Chairman of the Board and
-------------------------------                    Chief Executive Officer
        Tydus Richards                          (Principal Executive Officer)


/s/ Vance Ito                                      Controller and Treasurer
-------------------------------                    (Principal Financial and
         Vance Ito                                    Accounting Officer)


                                                           Director
-------------------------------
       Michael Barker


                                                           Director
-------------------------------
      William Davenport


                                                           Director
-------------------------------
        Wes Nichols


                                                           Director
-------------------------------
       D. Glen Raiger


                                                           Director
-------------------------------
       Ashwin Rangan


*By:  /s/ Scott D. Olson
      ----------------------------------
      Scott D. Olson, Attorney-in-Fact**

                                  EXHIBIT INDEX

     Exhibits                                Description
     --------                                -----------
      2-a-1 Securities Purchase Agreement and Plan of Reorganization dated March 10, 2004 by and among Drilling, Inc., PivX Solutions LLC and the members of PivX LLC, filed as Exhibit
                    2.1 to the Company's Current Report on Form 8-K dated April 8, 2004, is incorporated herein by reference.
      2-b-1 Agreement and Plan of Merger dated May 28, 2004 by and among PivX Solutions, Inc., Threat Focus Merger Corp. and Threat Focus, Inc., filed as Exhibit 99.1 to the Company's Current Report on Form 8-K/A dated June 22, 2004, is incorporated herein by reference.
      2-b-2 Amendment to Agreement and Plan of Merger dated June 8, 2004 by and among PivX Solutions, Inc., Threat Focus Merger Corp. and Threat Focus, Inc., filed as Exhibit 99.2 to the Company's Current Report on Form 8-K/A dated June 22, 2004, is incorporated herein by reference.
      2-b-3 Amendment No. 2 to Agreement and Plan of Merger dated June 9, 2004 by and among PivX Solutions, Inc., Threat Focus Merger Corp. and Threat Focus, Inc., filed as Exhibit
                    99.3 to the Company's Current Report on Form 8-K/A dated June 22, 2004, is incorporated herein by reference.
      3-a-1 Amended and Restated Articles of Incorporation of the Company, filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004, is incorporated herein by reference.
      3-a-2         Amended and Restated Bylaws of the Company, filed as Exhibit
                    3.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004, is incorporated herein by reference.
     *10-a-1 PivX Solutions, Inc. 2004 Incentive Stock Option Plan, filed as Exhibit 10-a-1 to the Company's Annual Report on Form 10-KSB dated April 1, 2004, is incorporated herein by reference.
     *10-a-2 Form of Stock Option Agreement under the Company's 2004 Incentive Stock Option Plan, filed as Exhibit 10-a-2 to the Company's Annual Report on Form 10-KSB dated April 1, 2004, is incorporated herein by reference.
     *10-b-1 Employment Agreement dated as of June 1, 2001 by and between the Company and Robert N. Shively, filed as Exhibit 10-b-1 to the Company's Annual Report on Form 10-KSB dated April 1, 2004, is incorporated herein by reference.
     *10-b-2 Employment agreement dated as of September 11, 2002 by and between the Company and Kenneth Dill, filed as Exhibit 10-b-2 to the Company's Annual Report on Form 10-KSB dated April 1, 2004, is incorporated herein by reference.

----------------------

* Management contract or compensatory plan or arrangement.

     Exhibits                                Description
     --------                                -----------
     *10-b-3 Employment Agreement dated as of November 1, 2004 by and between the Company and Scott Olson, filed as Exhibit 10-b-3 to the Company's Annual Report on Form 10-KSB dated April 1, 2004, is incorporated herein by reference.
     *10-b-4 Employment Agreement dated as of September 30, 2004 by and between the Company and Michael Lesher, filed as Exhibit 10-a-1 to the Company's Annual Report on Form 10-KSB dated April 1, 2004, is incorporated herein by reference.
     *10-c-1 Revolving Loan Agreement dated as of January 20, 2005 by and among Robert N. Shively, Geoff Shively and the Company, filed as Exhibit 10-c-1 to the Company's Annual Report on Form 10-KSB dated April 1, 2004, is incorporated herein by reference.
      10-d-1 Agreement dated as of October 6, 2004 by and between the Company and Market Share Partners, filed as Exhibit 10-d-1 to the Company's Annual Report on Form 10-KSB dated April 1, 2004, is incorporated herein by reference.
      10-d-2 Agreement dated as of September 8, 2004 by and between the Company and Detto Technologies, Inc, filed as Exhibit 10-d-2 to the Company's Annual Report on Form 10-KSB dated April 1, 2004, is incorporated herein by reference.
        21 List of Subsidiaries of the Company, filed as Exhibit 21 to the Company's Annual Report on Form 10-KSB dated April 1, 2004, is incorporated herein by reference.
       24.1 Power of Attorney authorizing certain persons to sign the Annual Report on Form 10-KSB on behalf of certain directors and officers of the Company, filed as Exhibit 24 to the Company's Annual Report on Form 10-KSB dated April 1, 2004, is incorporated herein by reference.
       24.2 Power of Attorney authorizing certain persons to sign this Amended Annual Report on Form 10-KSB/A on behalf of certain directors and officers of the Company.
       31.1         Rule 13a-14(a) Certification of Chief Executive Officer
       31.2         Rule 13a-14(a) Certification of Controller and Treasurer
                    (Principal Financial and Accounting Officer)
       32.1         Certification of Chief Executive Officer pursuant to 18
                    U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
       32.2 Certification of Controller and Treasurer (Principal Financial and Accounting Officer) pursuant to 18 U.S.C.
                    Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
        99 Summary of Non-Employee Director Compensation and Benefits, filed as Exhibit 99 to the Company's Annual Report on Form 10-KSB dated April 1, 2004, is incorporated herein by reference.

----------------------

* Management contract or compensatory plan or arrangement.