Form 10KSB/A
period 2004-12-31
PivX Solutions, Inc.
filed 2005-06-07
CIK 1160420

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10-KSB/A2
                                 (Amendment #2)

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


The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 1, 2005 was $5,053,141.

The number of shares of common stock outstanding as of June 1, 2005 was 26,515,180.


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


         Cash used in operating activities was $3,919,318 for fiscal 2004 compared to $289,324 for fiscal 2003. At December 31, 2004, we had negative working capital of $1,019,563. Operating cash flows for fiscal 2004 reflect our net loss of $8,610,082, partially offset by non-cash charges of $4,118,973.


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


         During the year ended December 31, 2004, we incurred a net loss of $8,610,082 and had negative cash flows from operations of $3,919,318. In addition, we had an accumulated deficit of $9,939,239 at December 31, 2004. Our independent auditors have included an explanatory paragraph in their audit report issued in connection with our financial statements which states that our recurring operating losses since inception raise substantial doubt about our ability to continue as a going concern.


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


         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 of the financial statements, the Company has incurred losses from operations and used cash flows from operations. At December 31, 2003, the Company has a working capital and stockholders' deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 3 of the financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.






                                                /s/ McKennon Wilson & Morgan LLP



Irvine, California
May 18, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
PivX Solutions, Inc.
Newport Beach, California



         We have audited the consolidated balance sheet of PivX Solutions, Inc. and subsidiaries (collectively the "Company") as of December 31, 2004 (restated), and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended (restated). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PivX Solutions, Inc. and subsidiaries as of December 31, 2004 (restated), and the results of their operations and their cash flows for then ended (restated), in conformity with U.S. generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred negative cash flows from operations of $3,919,318, has a significant accumulated deficit of $9,939,239, and has limited working capital. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         As discussed in Note 2 to the financial statements, the Company has restated its financial statements for the year ended December 31, 2004 for a correction of error related to warrants issued to a third party consultant.






SINGER LEWAK GREENBAUM & GOLDSTEIN LLP



Los Angeles, California
March 15, 2005



            PIVX SOLUTIONS, INC (FORMERLY DRILLING, INC.) AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                        December 31,
                                                                            2004
                                  (AS RESTATED)
                                                                      -----------------
ASSETS

Current Assets:
     Cash                                                             $        200,452
     Accounts receivable                                                       102,529
     Prepaid Expenses                                                           66,021
                                                                      -----------------

              Total current assets                                             369,002

Property and equipment, net of accumulated depreciation of $154,744            601,773
Intangible assets, net of accumulated amortization of $107,415                 929,754
Goodwill                                                                     1,053,556
Other assets                                                                    31,416
                                                                      -----------------

              Total assets                                            $      2,985,501
                                                                      =================


LIABILITIES AND STOCKHOLDERS' EQUITY


     Accounts payable                                                 $        662,683
     Accrued liabilities                                                       190,925
     Accrued wages                                                              98,901
     Accrued employment contracts                                              240,411
     Deferred revenue                                                           37,527
     Capital lease liability, current portion                                  158,118
                                                                      -----------------

             Total current liabilities                                       1,388,565

Capital lease liability, net of current portion                                385,276
                                                                      -----------------

             Total liabilities                                               1,773,841
                                                                      -----------------

Commitments and contigencies (Note 8)                                                -

Stockholders' equity:
     Preferred stock, 10,000,000 shares authorized, none outstanding -
     Common stock, $.001 par value, 100,000,000 shares authorized,
         24,884,353  shares issued and outstanding                              24,884
     Committed common stock                                                    590,303
     Additional paid-in capital                                             11,136,227
     Deferred compensation                                                    (600,515)
     Accumulated deficit                                                    ()9,939,239
                                                                      -----------------

             Total stockholders' equity                                      1,211,660
                                                                      -----------------

             Total liabilities and stockholders' equity               $       2,985,501
                                                                      =================

        See accompanying notes to these consolidated financial statements



                        PIVX SOLUTIONS, INC. (FORMERLY DRILLING, INC.) AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENT OF OPERATIONS


                                                                             Year Ended December 31,
                                                                            2004                 2003
                                                                      ------------------------------------
Revenues:
     Consulting revenue                                               $      164,821       $      759,923
     Subscription revenue                                                     32,538                    -
                                                                      ------------------------------------

          Total revenues                                                     197,359              759,923

Cost of Revenues                                                             149,167              434,074
                                                                      ------------------------------------

  Gross profit                                                                48,192              325,849

Operating Expenses:
     Selling, general and administrative                                   4,303,766              831,944
     Research and development                                              1,783,072               69,190
     Acquisition Cost                                                      1,277,490                    -
     Excess fair value of common stock issued for
      cash at discount                                                       889,627                    -
     Discontinued equity offering costs                                      347,500                    -
                                                                      ------------------------------------
          Total operating expense                                          8,601,455              901,134
                                                                      ------------------------------------

Operating loss                                                            (8,553,263)            (575,285)

Interest expense                                                             (58,304)             (20,000)
Other income (expenses)                                                        3,990                   70
                                                                      ------------------------------------

          Net loss before taxes                                           (8,607,577)            (595,215)

Provision for income taxes                                                     2,505                1,700
                                                                      ------------------------------------
         Net loss                                                     $   (8,610,082)      $     (596,915)
                                                                      ====================================

Basic and diluted loss per common share                               $        (0.36)      $        (0.04)
                                                                      ====================================

Basic and diluted weighted average number of
          common shares outstanding                                       23,808,399           14,580,009
                                                                      ====================================



                 See accompanying notes to these consolidated financial statements


                                          PIVX SOLUTIONS, INC (FORMERLY DRILLING, INC) AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIT


                                                                   Additional                                    Total
                                       Common Stock  Common Stock     Paid        Deferred      Accumulated   Stockholders'
                                          Shares        Amount     In Capital   Compensation      Deficit        Deficit
                                       -----------   -----------   -----------   -----------    -----------    -----------
Balances at December 31, 2002, after
   effect of merger with Drilling,
   Inc                                  14,465,480   $    14,465   $   374,713   $   (60,000)   $  (732,242)   $  (403,064)

Stock issued for cash, net of
offering costs                             453,633           454       280,546                                     281,000

Stock issued for services                   86,955            87        56,013            --             --         56,100

Stock issued for assets                     55,800            56         3,544            --             --          3,600

Stock issued for placement agent
services                                   155,000           155        99,845            --             --        100,000

Value of warrants and beneficial
  conversion feature attached to
  convertible debt                              --            --        20,000            --             --         20,000

Amortization of deferred
  compensation                                  --            --            --        60,000             --         60,000

Forgiveness of accrued wages under

  employment contracts                          --            --       311,751            --             --        311,751


Net loss                                        --            --            --            --       (596,915)      (596,915)
                                       -----------   -----------   -----------   -----------    -----------    -----------
As of December 31, 2003 after effect


of merger with Drilling, Inc.           15,216,868   $    15,217   $ 1,146,412   $        --    $(1,329,157)   $  (167,528)
                                       ===========   ===========   ===========   ===========    ===========    ===========


                                 See accompanying notes to these consolidated financial statements


                                  PIVX SOLUTIONS, INC (FORMERLY DRILLING, INC.) AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                          (AS RESTATED)


                                                                              Additional                                   Total
                                       Common Stock   Committed   Common Stock   Paid        Deferred    Accumulated   Stockholders'
                                          Shares     Common Stock    Amount    In Capital  Compensation    Deficit        Equity
                                        --------------------------------------------------------------------------------------------
As of December 31, 2003 after effect
   of merger with Drilling, Inc.        15,216,868 $         -- $     15,217 $  1,146,412  $         --  $ (1,329,157) $   (167,528)

Common stock retained by Drilling, Inc.
   shareholders                          5,791,500           --        5,792       (5,792)           --            --            --

Stock issued for cash, net of
   offering costs                        2,451,378      415,017        2,450    3,554,379            --            --     3,971,846

Stock issued for services                  277,180       67,113          277      861,714      (113,618)           --       815,486

Stock issued for acquisition of
   Threat Focus, Inc.                    1,000,002           --        1,000    2,087,818            --            --     2,088,818

Fair value of stock issued for               3,500      108,173            4        6,248            --            --       114,425
    employee bonuses

Fair value of stock options issued
     to consultants                             --           --           --       99,397       (72,539)           --        26,858

Fair value of options issued to
   directors                                    --           --           --      554,118      (414,358)           --       139,760

Fair value of options issued to
   consultants                                  --           --           --      306,585            --            --       306,585

Value of  merger related
   expenses                                     --           --           --    1,277,490            --            --     1,277,490

Excess fair value of common
    stock issued for cash at discount           --           --           --      889,627            --            --       889,627

Conversion of note payable                  10,875           --           11       10,864            --            --        10,875

Stock issued for commitment fee            133,050           --          133      347,367            --            --       347,500

Net loss                                        --           --           --           --            --    (8,610,082)   (8,610,082)
                                        --------------------------------------------------------------------------------------------
Balance as of December 31, 2004         24,884,353 $    590,303 $     24,884 $ 11,136,227  $   (600,515) $ (9,939,239) $  1,211,660
                                        ============================================================================================


                                 See accompanying notes to these consolidated financial statements

                                                                    34


                        PIVX SOLUTIONS, INC (FORMERLY DRILLING, INC.) AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (AS RESTATED)
                                                                                   Year Ended December 31,
                                                                                    2004             2003
                                                                                ------------------------------
Cash flows from operating activities:
     Net loss                                                                   $(8,610,082)      $  (596,915)
     Adjustments to reconcile net loss to net
        cash used in operating activities:
          Depreciation and amortization expense                                     228,560            17,060
          Non-cash merger-related expenses                                        1,277,490            50,000
          Write-off of loan to reseller                                             100,000                --
          Stock issued for services                                                 785,486            56,100
          Excess fair value of common stock issued for cash at discount             889,627                --
          Amortization of deferred compensation                                          --            60,000
          Amortization of options issued to consultants                             306,565                --
          Amortization of options issued to directors                               139,760                --
          Amortization of options issued to employees                                26,858                --
          Stock issued to employees as stock bonuses                                  6,252                --
          Value of warrants and beneficial conversion feature
                issued with convertible debt                                             --            20,000
          Conversion of note payable                                                 10,875                --
          Stock issued for commitment fee                                           347,500                --
Changes in operating assets and liabilities, net of assets and liabilities acquired:
          Accounts receivable                                                       (69,094)           37,681
          Prepaid and other                                                          (6,221)           (9,800)
          Other assets                                                              (45,585)               --
          Accounts payable                                                          589,471             7,531
          Accrued liabilities                                                        85,367          (106,960)
          Accrued wages                                                              98,901                --
          Deferred revenue                                                           37,527                --
          Accrued employment contracts                                              (17,341)          175,979
          Payments on capital leases                                               (101,234)               --
                                                                                ------------------------------
                Net cash used in operating activities                            (3,919,318)         (289,324)
                                                                                ------------------------------
Cash flows from investing activities:
     Purchases of property and equipment                                            (68,218)          (25,039)
     Loan to reseller                                                              (100,000)               --
                                                                                ------------------------------
               Net cash used in investing activities                               (168,218)          (25,039)
                                                                                ------------------------------
Cash flows from financing activities:
     Proceeds from issuance of common stock                                       3,556,830           281,000
     Committed common stock                                                         590,303                --
     Cash from acquired company                                                      48,272                --
     Convertible debt                                                               (10,000)           10,000
                                                                                ------------------------------
               Net cash provided by financing activities                          4,185,405           291,000
                                                                                ------------------------------
Net change in cash                                                                   97,869           (23,363)
Cash, beginning of period                                                           102,583           125,946
                                                                                ------------------------------
Cash, end of period                                                             $   200,452       $   102,583
                                                                                ==============================

     Supplemental disclosures for cash flow information-
          Cash paid for interest                                                $    58,304       $     1,000
          Cash paid for income taxes                                            $        --       $     2,500
                                                                                ==============================
     Non-cash investing and financing activities:
          Value of stock and warrants issued in connection
                with a private placement                                        $        --       $    10,506
          Value of merger-related expenses                                      $        --       $        --
          Value of assets acquired under capital leases                         $   609,050       $        --
          Value of warrants and beneficial conversion
               feature issued with convertible debt                             $        --       $    20,000


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


         On June 9, 2004, the Company acquired Threat Focus, Inc. - see Note 4.


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

LIQUIDITY


         At December 31, 2004, the Company had negative working capital of $1,019,563. During 2004, the Company raised proceeds of $3,556,830, net of offering costs of $239,026, through the sale of 2,451,378 shares of common stock. An additional $415,017, representing 207,509 shares of common stock which were part of the same offering but not issued as of December 31, 2004, is included in the accompanying financial statements as Committed Common Stock. The Company anticipates it will issue all such Committed Common Stock in 2005. The Company plans to obtain additional working capital through additional private placements of its equity securities. The Company plans to use the additional capital to hire additional developers and security researchers, to increase its sales and marketing efforts, as well as provide the necessary infrastructure to be a public company. Should the Company be unable to raise additional working capital, its ability to continue as a going concern will be materially adversely affected. No adjustments have been made to the carrying value of reported assets and liabilities as a result of the uncertainties described above.

         These financial statements have been prepared on a going concern basis. However, during the year ended December 31, 2004, the Company incurred a net loss of $8,610,082 and negative cash flows from operations of $3,919,318. In addition, the Company had an accumulated deficit of $9,939,239 at December 31, 2004. The Company's ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time.


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

STOCK-BASED COMPENSATION


         Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," defines a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting defined in SFAS 123 had been applied. (See Note 10.) The Company has elected to account for its stock-based compensation to employees using the intrinsic value method under APB 25.


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

         Had compensation cost for the Company's employee stock-based compensation plan been determined based on the fair value at the grant dates, the disclosure requirements of SFAS 148, which amends the disclosure requirements of SFAS 123, would have been as follows:

                                                                                Year ended December 31,
                                                                      --------------------------------------------
                                                                              2004                  2003
                                                                      --------------------------------------------

Net (loss) used in computing net income (loss) per share as reported      $    (8,610,082)     $    (596,915)
Add:  Total stock-based employee compensation expense determined under fair value based method for all awards, net of related
     tax effects                                                                 (409,178)           (18,469)
Pro forma                                                                 $    (9,019,260)          (615,384)
Basic and diluted net loss per share as reported                                    (0.36)             (0.04)
Pro forma                                                                           (0.38)             (0.04)



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

DEFERRED OFFERING COSTS


         Direct costs incurred in connection with the Company's private placement offerings are capitalized. (See Note 10). The Company is netting these costs ratably against the proceeds over the period in which the proceeds are received. In the event the private placement offering is unsuccessful, the Company will charge these costs to operations. As of December 31, 2004, all offering costs have been netted against the proceeds received.

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


NOTE 2 - RESTATEMENT OF PRIOR FINANCIAL INFORMATION

         The Company previously accounted for 581,483 warrants issued to a third party consultant using a method which calculated the total value of all the warrants at $2,209,635. The valuation was made using the Black-Sholes model assuming a volatility rate of 324%, risk free rate of 2.87%, expected life of 2 years and no dividend yield. The warrants were issued in connection with a consulting contract and vested over the same 24 month period the consulting contract was to be in effect. The entire value of the warrant was recorded as a prepaid asset (current and long term) and as additional paid in capital. The asset was to then be amortized into compensation expense over the 24 month period. The Company subsequently conducted a review of this accounting policy and determined that it should not have recorded an asset upfront with the intension of amortizing it in the future. Rather, under EITF Abstracts Topic No. D-90 and EITF 96-18, the Company determined that it should have valued only the vested warrants at the period reporting date and should have recognized only those vested warrants as compensation expense as and additional paid in capital. The Company has determined the effect of the correction on its previously issued financial statements and has restated the accompanying financial statements for the year ended December 31, 2004.

---------------------------------- --------------- -------------- --------------
                                    As originally    Restatement    As restated
                                         reported    adjustments
---------------------------------- --------------- -------------- --------------
Prepaid expenses                       $1,170,561   ($1,104,540)       $ 66,021
---------------------------------- --------------- -------------- --------------
Total current assets                    1,473,542   ( 1,104,540)        369,002
---------------------------------- --------------- -------------- --------------
Other assets                              859,822      (828,406)         31,416
---------------------------------- --------------- -------------- --------------
Total assets                            4,918,447    (1,932,946)      2,985,501
---------------------------------- --------------- -------------- --------------
Additional paid in capital             13,069,173    (1,932,946)     11,136,227
---------------------------------- --------------- -------------- --------------
Total stockholders equity               3,144,624    (1,932,964)      1,211,660
---------------------------------- --------------- -------------- --------------
Total liabilities and stockholders      4,918,447    (1,932,946)      2,985,501
equity
---------------------------------- --------------- -------------- --------------

         PIVX SOLUTIONS, INC. (FORMERLY DRILLING, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The restatement did not materially affect net income or earnings per share. The financial results presented in this report reflect the restatement of the Company's financial results. Based on the substantial work done to date, the Company does not expect any further restatements as a result of its review.

NOTE 3 - GOING CONCERN

         These financial statements have been prepared on a going concern basis. However, during the year ended December 31, 2004, the Company incurred a net loss of $8,610,082 and negative cash flows from operations of $3,919,318. In addition, the Company had an accumulated deficit of $9,939,239 at December 31, 2004. The Company's ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time.


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


NOTE 4 - ACQUISITION OF THREAT FOCUS, INC.

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



NOTE 5 - PREPAID EXPENSES

         On December 1, 2004, the Company entered into a services agreement with Vector Group International as described in Note 8. The refundable deposit of $10,000 and the fair value of the stock options issued in connection with this agreement amounting to $49,000 are included in pre-paid expenses. The $49,000 will be amortized over the two year term of the agreement. The option was valued using the Black-Scholes valuation model assuming volatility of 324%, a risk-free interest rate of 2.60%, expected life of 1 year and no dividend yield.

         PIVX SOLUTIONS, INC. (FORMERLY DRILLING, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - NOTES RECEIVABLE


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


NOTE 7 - PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 2004 consisted of the following:

                                                                      2004
                                                                      ----
         Office furniture and equipment                            $ 240,471
         Computer-related equipment                                  516,046
                                                                   ----------
         Total                                                       756,517

         Less:  accumulated depreciation                            (154,744)
                                                                   ----------
         Net Property and Equipment                                $ 601,773
                                                                   ==========


         Depreciation expense for the year ended December 31, 2004 and 2003 was $121,145 and $17,060, respectively.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

         EMPLOYMENT CONTRACTS

         The Company has employment agreements with nine of its employees. Under the terms of these agreements, the Company is obligated to pay a combined yearly salary of $1,397,484. Two of these agreements are subject to a 6% cost of living increase, have terms of five years and include severance pay of two years based on the current salary. Under the terms of five agreements, the Company issued 882,500 shares of common stock in the aggregate which have vesting periods of one to three years. Additionally, seven employees were granted options to purchase 1,665,000 shares of common stock in the aggregate. The options are exercisable at prices ranging from $0.32 to $3.00 with a weighted average price of $1.28 and vest over a three-year period. See Note 10 for further discussion of stock-based compensation. As of December 31, 2004, amounts due on employment agreements with the Company's two founders were $218,892 and are included on the accompanying consolidated balance sheet.


INVESTMENT BANKING AGREEMENTS

         On October 6, 2003, the Company entered into an agreement with an investment banking firm. The services to be performed under the agreement were for assisting the Company in identifying and negotiating the acquisition of a public shell and to assist the Company in raising $5 million in equity capital in a private placement. In connection with the agreement, the Company issued the investment banker 155,000 shares of common stock valued at $100,000 upon the execution of the agreement as compensation. The shares were non-refundable. The

         PIVX SOLUTIONS, INC. (FORMERLY DRILLING, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



value of the shares was allocated evenly between the two major services performed. In connection with the $50,000 allocated to obtaining the shell company, the amount was expensed upon the issuance of the shares. In connection with the $50,000 allocated to assisting the Company in raising capital, the amount was capitalized as a deferred offering cost as it was a direct cost of the private placement described in Note 10. The private placement began in March 2004 and was completed in June 2004 with some of the shares being issued in the third and fourth quarters ended December 31, 2004. The deferred offering costs were charged against additional paid-in-capital equally in the first and second quarters of 2004 as that was the period when the proceeds were expected to be received from the private placement.


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


         On October 6, 2004 the Company entered into a consulting agreement with Market Share Partners for the purpose of obtaining a strategic marketing development plan. Market Share Partners received a warrant to purchase 581,483 shares of common stock at an exercise price of $3.25 per share. The warrant may be exercised ratably over a 24 month period commencing on the date of issuance. The warrant was valued at $3.80 per warrant using the Black-Scholes valuation model (assuming volatility of 324%, a risk-free interest rate of 2.87%, expected lives of 2 years and no dividend yield) and $276,135 has been expensed in the year ended December 31, 2004.


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

         Amortization expense of leases is included in depreciation expense. See Note 7.


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

         PIVX SOLUTIONS, INC. (FORMERLY DRILLING, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         On June 24, 2004, the Company entered into an agreement with an investor relations firm which is providing the Company with services designed to enhance awareness of the Company among members of the investment community. The Company issued 200,000 shares of common stock valued at $300,000 as a nonrefundable retainer. The value of the shares was expensed during the year ended December 31, 2004, as the shares were nonrefundable. In addition, if the Company does not otherwise terminate the contract prior to December 24, 2004, the Company will be required to issue an additional 32,500 shares of common stock on December 24, 2004 and the 21st day of each of the 5 months after December 24, 2004, or a total of 195,000 shares, in addition to the initial 200,000 non-refundable retainer. Finally, if, during the term of the agreement, the investor relations firm introduces either lenders or equity investors to the Company that do not have a preexisting relationship with the Company, and who make an investment in the Company during the period of the agreement and ending twelve months after the termination of the agreement, the Company will compensate the firm, in cash, an amount equal to 3% of the applicable gross funding. As of December 31, 2004, the Company had not terminated the agreement and the firm had not earned any introduction fees related to new lenders or equity investors. During the year ended December 31, 2004 the Company issued an additional 32,500 shares in accordance with the agreement. (See Note 10).


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

         Additionally, the Company is to pay a cash fee equal to 2% of total proceeds of any other third party transaction and issue a warrant convertible into a number of shares equal to 2% of total proceeds resulting from any other third party transaction. The warrants shall be exercisable for 5 years from date of issue and shall have an exercise price of $3.00 per share. The term of the agreement is for one year commencing on July 22, 2004 unless otherwise terminated sooner. Upon termination, the investment banker is entitled to the

         PIVX SOLUTIONS, INC. (FORMERLY DRILLING, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



above compensation for any investments that result from an introduction made by the investment banker if there is an investment in the Company for a period of three years from the termination date. Additionally, if, after termination, the Company has an equity investment by any third party in which the Company uses the documentation and/or strategies developed by the investment banker, then the investment banker shall be entitled to the third party compensation noted above. As of December 31, 2004 there have not been any qualified equity transactions, other than the August 21, 2004 equity transaction discussed in Note 10, which was specifically excluded from the agreement as a qualifying event.


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


         On October 6, 2004 the Company entered into a consulting agreement with Market Share Partners for the purpose of providing a strategic marketing development plan. As a part of the agreement, Market Share is to provide the Company with the creation of marketing material, collateral design, creation and building of a website and oversight of branding efforts (including direct marketing materials, direct mail, direct response radio, email and interactive co-marketing materials). Market Share received a warrant to purchase 581,483 shares of common stock at an exercise price of $3.25 per share. The warrant may be exercised ratably over a 24 month period commencing on the date of issuance. The warrants are being ratably recognized into compensation expense with an offset to additional paid in capital over the 24 month term. As of December 31, 2004, 68,503 of the warrants were exercisable and the Company recognized $276,689 in compensation expense related to the exercisable warrants.


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



NOTE 9 - CONVERTIBLE NOTE


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


         As a part of the August 2004 financing described in Note 9 under the caption "Common Stock Offerings", an employee who was now holding the note acted as a finder for the Company and earned a 5% finders fee of $19,211 in connection with introducing potential investors to the Company. The fees earned were recorded as a reduction in additional paid-in capital in the third quarter of 2004. Of the fees earned, $11,300 were netted against the outstanding employee advance plus accrued interest thereon. In the quarter ended December 31, 2004 the holder of the note converted the amount due to 10,875 shares.

NOTE 10 - STOCKHOLDERS' EQUITY


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



         See Note 12 for warrants issued after December 31, 2004.


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


NOTE 11 - INCOME TAXES


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


NOTE 12 - SUBSEQUENT EVENTS


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

          2-b-2     Amendment to Agreement and Plan of Merger dated June 8, 2004 by and among PivX Solutions, Inc., Threat Focus Merger Corp.
                    and Threat Focus, Inc., filed as Exhibit 99.2 to the
                    Company's Current Report on Form 8-K/A dated June 22, 2004, is incorporated herein by reference.
          2-b-3     Amendment No. 2 to Agreement and Plan of Merger dated June
                    9, 2004 by and among PivX Solutions, Inc., Threat Focus
                    Merger Corp. and Threat Focus, Inc., filed as Exhibit 99.3 to the Company's Current Report on Form 8-K/A dated June 22,
                    2004, is incorporated herein by reference.
          3-a-1     Amended and Restated Articles of Incorporation of the
                    Company, filed as Exhibit 3.1 to the Company's Quarterly
                    Report on Form 10-QSB for the quarter ended March 31, 2004, is incorporated herein by reference.
          3-a-2     Amended and Restated Bylaws of the Company, filed as Exhibit
                    3.2 to the Company's Quarterly Report on Form 10-QSB for the
                    quarter ended March 31, 2004, is incorporated herein by
                    reference.
          *10-a-1   PivX Solutions, Inc. 2004 Incentive Stock Option Plan.(1)
          *10-a-2   Form of Stock Option Agreement under the Company's 2004
                    Incentive Stock Option Plan.(1)
          *10-b-1   Employment Agreement dated as of June 1, 2001 by and between the Company and Robert N. Shively.(1)
          *10-b-2   Employment agreement dated as of September 11, 2002 by and between the Company and Kenneth Dill.(1)
          *10-b-3   Employment Agreement dated as of November 1, 2004 by and
                    between the Company and Scott Olson.(1)
          *10-b-4   Employment Agreement dated as of September 30, 2004 by and between the Company and Michael Lesher.(1)
          *10-c-1   Revolving Loan Agreement dated as of January 20, 2005 by and among Robert N. Shively, Geoff Shively and the Company.(1)
          10-d-1    Agreement dated as of October 6, 2004 by and between the
                    Company and Market Share Partners.(1)
          10-d-2    Agreement dated as of September 8, 2004 by and between the
                    Company and Detto Technologies, Inc.(1)
          21        List of Subsidiaries of the Company.(1)
          24        Power of Attorney authorizing certain persons to sign this
                    Annual Report on Form 10-KSB on behalf of certain directors and officers of the Company.(1)
          31        Rule 13a-14(a) Certification of Chief Executive Officer and
                    Acting Chief Financial Officer.(1)
          32        Certification of Chief Executive Officer and Acting Chief
                    Financial Officer pursuant to 18 U.S.C. Section 1350, as
                    Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                    2002.(1)
          99        Summary of Non-Employee Director Compensation and Benefits.
                    (1)
--------------
*Management contract or compensatory plan or arrangement.
(1) Previously filed with Form 10-KSB as originally filed on April 1, 2005 and incorporated herein by reference.


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


June 7, 2005                    PIVX SOLUTIONS, INC.



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


   /s/ Wes Nichols                                    Director
--------------------------------
       Wes Nichols


   /s/ Ashwin Rangan                                  Director
--------------------------------
       Ashwin Rangan

*By:   /s/ Scott D. Olson
--------------------------------
       Scott D. Olson, Attorney-in-Fact**

                                  EXHIBIT INDEX


          Exhibits                   Description
          --------                   -----------
          *10-a-1   PivX Solutions, Inc. 2004 Incentive Stock Option Plan.(1)
          *10-a-2   Form of Stock Option Agreement under the Company's 2004
                    Incentive Stock Option Plan.(1)
          *10-b-1   Employment Agreement dated as of June 1, 2001 by and between the Company and Robert N. Shively.(1)
          *10-b-2   Employment agreement dated as of September 11, 2002 by and between the Company and Kenneth Dill.(1)
          *10-b-3   Employment Agreement dated as of November 1, 2004 by and
                    between the Company and Scott Olson.(1)
          *10-b-4   Employment Agreement dated as of September 30, 2004 by and between the Company and Michael Lesher.(1)
          *10-c-1   Revolving Loan Agreement dated as of January 20, 2005 by and among Robert N. Shively, Geoff Shively and the Company.(1)
          10-d-1    Agreement dated as of October 6, 2004 by and between the
                    Company and Market Share Partners.(1)
          10-d-2    Agreement dated as of September 8, 2004 by and between the
                    Company and Detto Technologies, Inc.(1)
          21        List of Subsidiaries of the Company.(1)
          24        Power of Attorney authorizing certain persons to sign this
                    Annual Report on Form 10-KSB on behalf of certain directors and officers of the Company.(1)
          31        Rule 13a-14(a) Certification of Chief Executive Officer and
                    Acting Chief Financial Officer.(1)
          32        Certification of Chief Executive Officer and Acting Chief
                    Financial Officer pursuant to 18 U.S.C. Section 1350, as
                    Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                    2002.(1)
          99        Summary of Non-Employee Director Compensation and Benefits.
                    (1)
------------------
*Management contract or compensatory plan or arrangement.
(1) Previously filed with Form 10-KSB as originally filed on April 1, 2005 and incorporated herein by reference.