Form 10QSB
period 2005-03-31
PivX Solutions, Inc.
filed 2005-06-10
CIK 1160420

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

      23 CORPORATE PLAZA DRIVE, SUITE 280, NEWPORT BEACH, CALIFORNIA 92660
                    (Address of principal executive offices)

                                 (949) 999-1600
                (Issuer's telephone number, including area code)

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

             The number of shares of common stock outstanding as of
                           May 30, 2005 was 28,866,539

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                              PIVX SOLUTIONS, INC.
                                Table of Contents

                                                                           Page
                                                                          Number
                                                                          ------


PART I.   FINANCIAL INFORMATION                                               2

Item 1.   Financial Statements                                                2

          Consolidated Balance Sheet as of March 31, 2005 (unaudited)         2

          Consolidated Statements of Operations for the three
          months ended March  31, 2005 and 2004 (unaudited)                   3

          Consolidated Statement of Stockholders' Deficit for the
          three months ended March 31, 2005 (unaudited)                       4

          Consolidated Statements of Cash Flows for the
          three months ended March 31, 2005 and 2004 (unaudited)              5

          Notes to Consolidated Financial Statements
          (unaudited)                                                         6

Item 2.   Management's Discussion and Analysis or Plan of Operations         13

Item 3.   Controls and Procedures                                            25

PART II.  OTHER INFORMATION                                                  26

Item 1.   Legal Proceedings                                                  26

Item 2.   Unregistered sales of Equity Securities and Use of Proceeds        26

Item 3.   Defaults Upon Senior Securities                                    26

Item 4.   Submission of Matters to a Vote of Security Holders                26

Item 5.   Other Information                                                  26

Item 6.   Exhibits                                                           26

          SIGNATURES                                                         27


          Exhibits:
          Exhibit 10-d-3 - Contract between Pivx Solutions, Inc. and Preventon
          Exhibit 10-d-4 - Contract between Preventon, Ltd, and PivX
                           Solutions, Inc.
          Exhibit 31-1 - CEO Certification
          Exhibit 31-2 - Principal Accounting Officer Certification
          Exhibit 32-1 - Certification pursuant to Section 906 of the
                         Sarbanes-Oxley Act of 2002

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

                       PIVX SOLUTIONS, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET
                                    (UNAUDITED)
                                  March 31, 2005

ASSETS
Current Assets:
  Accounts receivable                                                 $    171,989
  Other current assets                                                      13,896
                                                                      ------------
    Total current assets                                                   185,885

  Property and equipment, net accumulated depreciation of $207,607         548,910
  Other intangible assets, net accumulated amortization of $153,450        883,719
  Goodwill                                                               1,053,556
  Other assets                                                              31,416
                                                                      ------------

    Total assets                                                      $  2,703,486
                                                                      ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Bank overdraft                                                      $    106,095
  Accounts payable                                                       1,202,649
  Accrued liabilities                                                      335,965
  Accrued wages                                                             89,140
  Accrued employment contracts                                             218,892
  Related party loans                                                      575,000
  Deferred revenue                                                         105,916
  Capital lease liability, current portion                                 500,207
                                                                      ------------
  Total current liabilities                                              3,133,864

Capital lease liability, net of current portion                                 --
                                                                      ------------

Total liabilities                                                        3,133,864
                                                                      ------------
Commitments and contingencies (Note 2)                                          --

Stockholders' deficit:
Preferred stock, 10,000,000 shares authorized, none outstanding                 --
Common stock, $.001 par value; 100,000,000 shares
   authorized, 25,724,159 shares issued and outstanding                     25,724
Committed Stock                                                            925,487
Additional paid-in capital                                              11,844,498
Deferred compensation                                                     (545,737)
Accumulated deficit                                                    (12,680,350)
                                                                      ------------

Total stockholders' deficit                                               (430,378)
                                                                      ------------

Total liabilities and stockholders' deficit                           $  2,703,486
                                                                      ============


               The accompanying notes are an integral part of these
                        consolidated financial statements.


                                        2

                      PIVX SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                      Three Months Ended
                                               --------------------------------
                                               March 31, 2005    March 31, 2004
                                               --------------    --------------

Revenues:
  Consulting revenue                           $      130,124    $       24,000
  Subscription revenue                                 30,547                --
                                               --------------    --------------

    Total revenues                                    160,671            24,000

Cost of revenues                                      152,247                --
                                               --------------    --------------

  Gross profit                                          8,424            24,000
                                               --------------    --------------

Operating Expenses:
  Selling                                             384,802                --
  General and administrative                        2,064,930           421,093
  Research and development                            279,421            26,814
                                               --------------    --------------

    Total operating expenses                        2,729,153           447,907
                                               --------------    --------------

Operating loss                                     (2,720,729)         (423,907)

Merger-related fees                                        --        (1,287,490)
Interest expense                                      (20,382)               --
Other income                                               --               362
                                               --------------    --------------

Net loss                                       $   (2,741,111)   $   (1,711,035)
                                               ==============    ==============


Basic and diluted net loss per common share    $        (0.11)   $        (0.10)
                                               ==============    ==============


Basic and diluted weighted average
number of common shares outstanding                25,146,846        16,726,901
                                               ==============    ==============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                               PIVX SOLUTIONS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                            (UNAUDITED)


                                                                           Additional                                      Total
                              Common Stock    Committed     Common Stock    Paid In        Deferred     Accumulated    Stockholders'
                                 Shares      Common Stock      Amount       Capital      Compensation     Deficit         Equity
                              ------------   ------------   -----------   ------------   ------------   ------------   ------------
Balances as of December 31,
   2004                         24,884,353   $    590,303   $    24,884   $ 11,136,227   $   (600,515)  $ (9,939,239)  $  1,211,660

Stock issued for cash, net of
   offering costs of $ 34,124      656,316        656,316           657        293,377                                      950,350

Stock issued for services                          45,604                                                                    45,604

Amortization of stock issued
   to employees and directors                                                                  54,778                        54,778

Value of options issued to
   employees                                                                    22,185                                       22,185

Fair value of options and
warrants issued to consultants                                                  26,156                                       26,156

Issuance of committed stock        183,490       (366,736)          183        366,553                                            0

Net loss                                                                                                  (2,741,111)    (2,741,111)
                              ------------   ------------   -----------   ------------   ------------   ------------   ------------

Balance as of March 31, 2005    25,724,159   $    925,487   $    25,724   $ 11,844,498   $   (545,737)  $(12,680,350)  $   (430,378)
                              ============   ============   ===========   ============   ============   ============   ============


                                                                 4

                               PIVX SOLUTIONS, INC AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)

                                        Three Months Ended
                                             March 31

                                                                         2005            2004
                                                                     ------------    ------------
Cash flows from operating activities:
Net loss                                                             ($ 2,741,111)   ($ 1,711,035)
Adjustments to reconcile net loss to net
cash used in operating activities:
    Depreciation and amortization expense                                  98,898           3,901
    Non-cash merger-related expenses                                           --       1,277,490
    Fair value of options and warrants issued to consultants               26,156              --
    Stock issued or committed for services rendered                        45,604          57,500
    Amortization of deferred compensation                                  76,963           6,250
    Changes in operating assets and liabilities, net of
    assets and liabilities acquired:
     Accounts receivable                                                  (69,460)          8,000
     Prepaids and other current assets                                     52,125           4,200
     Accounts payable                                                     539,966          64,297
     Accrued liabilities                                                  113,760          53,951
     Deferred revenue                                                      68,389              --
                                                                     ------------    ------------

    Net cash used in operating activities                              (1,788,710)       (235,446)
                                                                     ------------    ------------

Cash flows from investing activities:
    Purchases of property and equipment                                        --          (4,366)
                                                                     ------------    ------------

    Net cash used in investing activities                                      --          (4,366)
                                                                     ------------    ------------

Cash flows from financing activities:
    Proceeds from issuance of common stock, net of offering
    costs of $34,124                                                      660,770         917,357
    Common stock subscriptions payable                                    289,580              --
    Borrowings from related parties                                       575,000              --
    Payments on capital leases                                            (43,187)
                                                                     ------------    ------------

    Net cash provided by financing activities                           1,482,163         917,357
                                                                     ------------    ------------

Net change in cash                                                       (306,547)        677,545
Cash, beginning of period                                                 200,452         102,583
                                                                     ------------    ------------

Cash, end of period                                                  $   (106,095)   $    780,128
                                                                     ============    ============

     Supplemental disclosures for cash flow information-
          Cash paid for interest                                     $     20,382    $     20,777
                                                                     ============    ============
          Non-cash financing activity:
              Value of stock and warrants issued in connection
                   with private placement                                      --    $    425,206
                                                                     ============    ============
              Value of shares retained for merger related
                   expenses                                                    --    $  1,277,490
                                                                     ============    ============


     The accompanying notes are an integral part of these consolidated financial statements.


                                                5

                      PIVX SOLUTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - Basis of Presentation and Significant Accounting Policies
------------------------------------------------------------------

BUSINESS

PivX Solutions, Inc. ("PivX" or the "Company"), formerly known as Drilling, Inc. ("Drilling"), is a vulnerability research and security solutions company providing security software and consulting services to a variety of businesses, consumers and government agencies. In August 2004, PivX completed its development of Qwik-Fix Pro(TM), a security software tool, which enables Microsoft computer users to be pro-actively protected from worms, viruses and malware. The first subscription sales of Qwik-Fix Pro (TM) were made in the quarter ended September 30, 2004. Qwik-Fix Pro is also sold under the name PreEmpt through various computer OEM / retailers.

FINANCIAL STATEMENT PREPARATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. The financial statements and related notes of PivX for the year ended December 31, 2004 were filed with the SEC on Form 10-KSB, as amended.

The unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management's best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates. The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

Consolidation

The accompanying financial statements include the accounts of Drilling, Inc. from March 25, 2004 and Threat Focus from June 9, 2004. All significant intercompany accounts have been eliminated.

RISKS AND UNCERTAINTIES

Limited Experience of Management

Recently, the Company changed management in an effort to stem significant losses and improve working capital. The new management lacks experience in the software industry, where technology changes are rapid, and product lives are relatively short in duration. The lack of experienced management causes inherent uncertainties about the ultimate success of the Company.

Going Concern Considerations

At March 31, 2005, the Company had negative working capital of approximately $2,948,000. During the first quarter of 2005, the Company raised proceeds of $950,350, net of offering costs of $34,124, through the sale of and the commitment to sell a total of 1,968,950 shares of common stock. The Company plans to obtain additional working capital through additional private placements of its equity or debt securities. The Company plans to use the additional capital to continue its research, development, sales and marketing efforts. The Company has implemented significant cost reductions in headcount and overhead to reduce our losses and improve our viability. The Company has reduced headcount from 29 employees at March 31, 2005 to 15 as of June 8, 2005. Should the Company be unable to raise additional capital, it may be forced into, or new management may elect to file for, bankruptcy, which could significantly reduce the value of shareholder interests, as well as the carrying value of its assets and liabilities.

                      PIVX SOLUTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

These financial statements have been prepared on a going concern basis. However, during the three months ended March 31, 2005, the Company incurred a net loss of $2,741,111 and had negative cash flows from operations of $1,788,710. In addition, the Company had an accumulated deficit of $12,680,350 at March 31, 2005. The Company's ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time.

Since inception, the Company has satisfied its capital needs primarily by issuing equity securities. With the introduction of its primary product into the market and following the results of the first evaluation sales, management now believes that it will begin to generate revenues during calendar 2005. There is no guarantee that the product will be accepted or provide a marketable advantage and therefore no guarantee that the product will ever be profitable. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

REVENUE RECOGNITION

For the periods presented, the Company's revenues were derived under consulting contracts and subscription agreements for Threat Focus and Qwik Fix Pro (TM) license agreements. The revenues from the contracts are recognized as the services are completed. In cases where the Company did not track the hours under the consulting project, revenues were recorded at the completion of the contract. The Company recognizes software license fee revenue in accordance with the provisions of Statement of Position SOP 97-2 "Software Revenue Recognition," as amended by SOP 98-9, "Software Revenue Recognition, With Respect to Certain Transactions." Software license fees are charged for licenses for security software to be delivered to customers for in-house applications. Licenses range from recurring one month agreements to quarterly or annual agreements. Revenues from single-element software license agreements will be recognized upon installation and acceptance of the software. Revenues from software arrangements involving multiple elements will be allocated to the individual elements based on their relative fair values. Maintenance and rights to unspecified upgrades, as well as subscriptions to licenses will be reported ratably. Deferred revenues result from cash received for subscriptions that expire after the balance sheet date.

SIGNIFICANT CUSTOMERS

During the three months ended March 31, 2005, revenues from one customer accounted for 53% of total revenues.

ACCOUNTING FOR STOCK BASED COMPENSATION

Employees

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

                      PIVX SOLUTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

ACCOUNTING FOR STOCK BASED COMPENSATION (continued)

Common stock issued for services to employees is recorded based on the closing ask price of the Company's common stock. If shares are not registered, the closing ask price used to determine estimated fair value is discounted by 10%.

Common stock issued for cash at a significant discount, a discount which exceeds 20% of the closing ask price on the date of sale, is considered a charge to operations for the difference between the estimated fair value and cash price received.

Non-Employees

The Company measures the fair value of stock-based compensation issued to non-employees as required under EITF No. 96-18, EITF Topic No. D-90 and FASB Interpretation No. 28. Accordingly, only the vested options and warrants at each reporting period date are recognized as compensation expense and additional paid in capital. To the extent the fair value of the options and warrants decline and the cumulative required compensation expense is lower than the cumulative balance at the previous reporting period, no compensation is expense is recorded. In no event does the Company record a reduction in previously reported compensation.

PER SHARE INFORMATION

The Company presents basic earnings (loss) per share ("EPS") and diluted EPS on the face of all statements of operations. Basic EPS is computed as net income
(loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities which are exercisable during or after the reporting period. In the event of a net loss, such incremental shares are not included in EPS since their effects are anti-dilutive. Effects of outstanding options, which were excluded in weighted average dilutive shares outstanding because of the net loss during the three months ended March 31, 2005, was 2,500,000 shares. Effects of the 824,815 outstanding options at March 31, 2004 were excluded in weighted average dilutive shares outstanding because of the net loss during the three months ended March 31, 2004.

COST OF REVENUES

Cost of revenues at March 31, 2005 primarily relate to the cost of computer forensics salaries and forensics consultants. Cost of revenues relating to subscription revenue were negligible at March 31, 2005.

IMPAIRMENT OF INTANGIBLE ASSETS

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

                      PIVX SOLUTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS 123R"). Under SFAS 123R, companies will be required to recognize as expense the estimated fair value of all share-based payments to employees, including the fair value of employee stock options. Pro forma disclosure of the estimated impact of such awards is no longer an alternative to financial statement recognition. SFAS 123R is effective for public companies in the first annual reporting period beginning after June 15, 2005. Accordingly, we will adopt the provisions of SFAS 123R effective January 1, 2006, the beginning of our 2006 fiscal year.

There are two transition alternatives for public companies adopting the statement: the modified prospective method and the modified retrospective method. Under the modified prospective method, companies are required to recognize compensation costs for share-based payments to employees based on the grant date estimate of fair value from the beginning of the fiscal period in which the recognition provisions of SFAS 123R are first applied. Prior period financial information would not be restated under this method. Under the modified retrospective method, companies would restate prior periods to include the recognition of compensation cost based on amounts previously reported in the pro forma disclosures relating to stock based compensation under the existing requirements of SFAS 123, "Accounting for Stock-Based Compensation", such as is presented in Note 2 to our unaudited financial statements. We have not yet determined which method of adoption we will elect.

We expect the adoption of SFAS 123R to have a material effect on our financial statements, in the form of additional compensation expense, on a quarterly and annual basis. It is not possible to precisely determine the expense impact of adoption since a portion of the ultimate expense that is recorded will likely relate to awards that we have not yet granted, but are likely to grant prior to the January 1, 2006 adoption date. The expense associated with these future awards can only be determined based on factors such as the price of our common stock, volatility of our stock price and risk-free interest rates as measured at the grant date.


Note 2 - Commitments and Contingencies
--------------------------------------

EMPLOYMENT CONTRACTS

The Company employed 29 people at March 31, 2005, of which 27 employees serve the Company under "at will" employment agreements. The Company has employment contracts with two of its employees. Under the terms of these two contracts, the Company is obligated to pay a combined yearly salary of approximately $384,000. These contracts are subject to a 6% cost of living increase and have a term of five years and include severance pay of two years based on the current salary. As of March 31, 2005, the amount due under the two employment agreements was approximately $219,000 which is included on the accompanying consolidated balance sheet under Accrued Employment Contracts. See Note 5 - Subsequent Events.

LEASES

In May 2004, the Company entered into a lease agreement for its current office and laboratory space. Upon entering into the lease the Company terminated their previous agreement, which had been month-to-month. The lease requires the Company to make monthly rental payments between $14,792 and $20,339 and is for a period of three and a half years expiring in December 2007. Included in the new lease agreement was furniture and fixtures that the Company would take possession of during the term of the lease. The Company determined that the fair value of the furniture and fixtures was $213,650. Upon determination of the fair value of the furniture and fixtures, the Company allocated the total payments under the lease between the furniture and fixtures and the building lease. The portion allocated to the furniture and fixtures of $213,650 was capitalized and is being treated as a capital lease with a portion of the rental payments allocated from the lease being recorded as principal and interest.

                      PIVX SOLUTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

LEASES (Continued)

The Company has entered into fourteen (14) leases for computer and other equipment. These leases are accounted for as capital leases. The leases range in term from 36 to 60 months and require aggregate monthly lease payments of approximately $18,800. The Company is currently in technical default of these leases due to payment delinquency. As such, each lease may be called any time and therefore all liabilities related to the capital leases have been presented as current liabilities on the consolidated balance sheet. The total amount of assets under these capital leases as of March 31, 2005 is approximately $609,000.

CONSULTING AGREEMENTS

On October 6, 2004, the Company entered into a two year consulting agreement with Market Share Partners for the purpose of providing a strategic marketing development plan. As a part of the agreement, Market Share Partners is to provide the Company with the creation of marketing material, collateral design, creation and building of a website and oversight of branding efforts (including direct marketing materials, direct mail, direct response radio, email and interactive co-marketing materials). Market Share Partners received a warrant to purchase 581,483 shares of common stock at an exercise price of $3.25 per share which vest over the two years coinciding with the consulting agreement. In addition, the Company was obligated to pay monthly consulting fees of $46,500 to Market Share Partners over the term of the agreement. See Note 5 - Subsequent Events for termination of this agreement.

On December 1, 2004, the Company entered into a services agreement with Vector Group International for the purpose of working with and introducing the Company's products to the U.S. Federal Government, its associated IT vendor community and the legal community. In connection with the two year agreement, the Company is obligated to pay Vector $30,000 a month, which was paid all stock in December 2004, stock and cash in January and February, 2005 and all cash thereafter until December 2006, the expiration of the agreement. In addition to the payment, the Company was to pay a $10,000 refundable deposit, and granted an option to purchase 20,000 shares of the Company's common stock at an exercise price of $1.00 per share which vested immediately. See Note 5 - Subsequent Events.

Note 3 - Related Party Transactions
-----------------------------------

On January 27, 2005, a shareholder advanced the Company a working capital loan in the amount of $115,000. The loan is repayable in full on January 27, 2006. The loan bears interest at 2% per annum.

On March 23, 2005, the two founders of the Company entered into a revolving loan agreement effective January 20, 2005, under which they were to advance the Company amounts not to exceed $500,000 outstanding at any one time. The agreement terminates on July 20, 2005 and all advances made up to July 20, 2005 will not bear any interest. If the advances are not repaid as of July 20, 2005, any remaining amounts outstanding will bear interest at the rate of 10% per annum. As of March 31, 2005, the Company has drawn down $460,000 on this revolving loan. On April 1, 2005, the Company borrowed an additional $10,000 from the Company's founders, bringing the total of all related party loans payable to them to $470,000 as of that date. The Company does not intend to draw further upon this revolving loan. See Note 5 - Subsequent Events.

                      PIVX SOLUTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 4 - Stockholders' Equity
-----------------------------

PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock. The preferred stock will be available in an amount adequate to provide for the Company's future needs. The additional shares will be available for issuance from time to time by the Company at the discretion of the board of directors with such rights, preferences and privileges as the board may determine. As of March 31, 2005 the Company had not issued any shares of preferred stock.

STOCK ISSUED FOR SERVICES

>From time to time the Company has issued common stock to consultants for services performed. During the three months ended March 31, 2005, the Company was committed to issue common stock at a prescribed value of $45,604. During the three months ended March 31, 2004, the Company issued a total of 54,250 shares of common stock valued at $57,500.

COMMON STOCK OFFERINGS

STOCK ISSUED FOR CASH

During the three months ended March 31, 2005, the Company issued 656,316 shares and committed to issue an additional 1,312,634 shares of common stock for net cash proceeds of $950,350. During the three months ended March 31, 2004, the Company issued 733,642 shares of common stock for net cash proceeds of $917,357.

On January 12, 2005, the Company began a private placement offering of up to 4 million shares of Common Stock at $1.50 per share to accredited investors, with each share purchased receiving a warrant to purchase a share of Common Stock with an exercise price of $4.00. These sales were exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") or Regulation D under the Securities Act. Subsequently, on April 5, 2005, the Company amended the private placement offering and reduced the purchase price on the shares of Common Stock to $0.50 and the exercise price of the related warrant to purchase a share of Common Stock to $3.00. Under the terms of the amended offering, as of March 31, 2005, a total of 1,968,950 shares have been issued or are committed to be issued and warrants for 1,968,950 will be issued with the $3.00 exercise price, vest immediately, and which expire five (5) years from the subscription date. A finder's fee of $34,124, payable in common stock, is committed to be issued in relation to this offering.

STOCK OPTION/STOCK ISSUANCE PLAN

On November 5, 2004, the Board of Directors of the Company approved the 2004 Incentive Stock Option Plan (the "Plan") under which all stock options issued by the Company to date have been granted. The maximum number of shares that can be issued under the Plan is 4,000,000. As of March 31, 2004 there have been 2,500,000 options issued under the Plan. The options generally vest over a period between one and three years. Approximately 70,000 of the approved options contain option prices that are variable to the market price of the Company's common stock on the date of vesting.

EMPLOYEE OPTIONS

During the three months ended March 31, 2005, the Company entered into employment agreements and offers for employment with certain key personnel, which provide options to purchase an aggregate of 280,000 shares.

                      PIVX SOLUTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

In January 2005, a former contractor became an employee of the Company. Upon the contractor's employment with the Company, the individual received 220,000 options to purchase the Company's common stock at an exercise price of $2.00. The options vest equally over three periods beginning July 30, 2005 through July 30, 2007. Through March 31, 2005, $22,185 has been recorded against income as wage expense.

NON-EMPLOYEE OPTIONS AND WARRANTS

In March 2005, the Company issued 20,000 options to purchase the Company's common stock at an exercise price of $1.00 to the Vector Group International. The options vested immediately and expire 10 years from issuance. Using the Black-Scholes valuation model, the options were valued at $27,785 (assuming volatility of 340%, a risk free rate of 3.38%, an expected life of 5 years with no dividend yield) and immediately charged to expense.

In January 2005, the Company issued 25,000 warrants to purchase the Company's common stock at an exercise price of $1.15 to a consultant. The options vested immediately and expire 5 years from issuance. Using the Black-Scholes valuation model, the options were valued at $41,245 (assuming volatility of 340%, a risk free rate of 3.38%, an expected life of 5 years with no dividend yield).

Note 5 - Subsequent Events
--------------------------

On April 1, 2005, the Company cancelled its consulting contract with Vector Group International. No additional costs were incurred in connection with this termination.

On April 3, 2005, the Company entered into an amendment (the "Loan Amendment") to the promissory note and revolving loan agreement effective as of January 20, 2005 by and among two executives and the Company. The Loan Amendment modifies the repayment provisions of the to provide that for a twenty-four month term beginning on May 15, 2005, and on the 15th of every month thereafter, the Company will collectively pay the executives $19,584 per month, for a total of $470,000 by the end of the term. In addition, pursuant to a letter agreement (the "Share Transfer Restriction Agreement") dated as of April 3, 2005, the executives agreed that for a period of six months beginning on May 15, 2005, they will not offer, sell, contract to sell, pledge, grant or otherwise dispose of more than 20,000 shares of common stock, par value $.001 per share, of the Company in any one month period.

On April 28, 2005, PivX terminated the consulting agreement dated October 6, 2004, as amended February 24, 2005, between PivX and Market Share Partners ("MSP"). Under the termination provisions within the agreement: (i) the option to purchase 40,000 shares of PivX common stock granted to MSP employee Todd Smith was canceled as unvested; (ii) the option to purchase 30,000 shares of PivX common stock granted to MSP employee John Meyer was canceled as unvested; and (iii) the warrant issued to MSP originally for 581,483 shares of PivX common stock at $3.25 per share was canceled and a new warrant issued for 145,371 shares of PivX common stock at the same exercise price of $3.25 per share. No compensation will be required as a result of reduction in warrant shares.

PIVX SOLUTIONS, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

PLAN OF OPERATION

Since our inception, our revenues had been primarily generated from our security consulting services. In the last quarter of 2003, we elected to change the primary focus of our business model from a purely professional services-oriented business to a product-oriented business, with a focus on providing Proactive Threat Mitigation(TM) software products and services to the enterprise, government, education and consumer markets. We have just begun to generate revenues from the licensing of our host-based intrusion prevention software, Qwik-Fix Pro. Qwik-Fix Pro is also sold under the name of PreEmpt in certain avenues. By providing proactive solutions that protect computer users from worms, viruses and malware before they are attacked (rather than reactively in the manner of antivirus, firewall and intrusion detection solutions), we believe our software products have a competitive advantage in the network and desktop security market. We are leveraging our expert domain knowledge to create proactive solutions that effectively address today's increasing and omni-present problems of worms and viruses. Qwik-Fix Pro uses Active System Hardening to protect Windows desktops, laptops and servers, by blocking the underlying vulnerabilities exploited by worms and viruses. Active System Hardening is the process Qwik-Fix Pro uses to harden the Windows operating systems against attack, by encapsulating and deploying across customers' networks the expertise of our security researchers.

Qwik-Fix Pro, our flagship software product, was available for shipment to the market on August 16, 2004. An earlier version of the product, called Qwik-Fix Pro Home, was tested in a free download beta release starting in October 2003 and was downloaded by tens of thousands of users worldwide, including many enterprise users. This product successfully demonstrated the concept behind Active System Hardening by protecting against many worms and viruses well before they were developed and released on the Internet due to shutting down the pathways by which they are deployed. Among the worms, viruses and malware that were protected against were: Bagle, Bizex, MyDoom, Doom Juice, Netsky, Blaster and the recent Sasser and its 37 plus variants. Moreover, Qwik-Fix Pro defended its users against a "Zero Day" exploit that successfully attacked all versions of Windows, including a fully patched version of Windows XP SP2, on October 20, 2004. Qwik-Fix Pro is an engineered and tested software product which extends that concept with a breadth of additional protections, improved user interface, and a management console which provides tools for group policy management and reporting of an enterprise installation of the product. Qwik-Fix Pro also provides significant benefit to enterprises by reducing the urgency of distributing software patches across the network, allowing IT staff the extra time necessary to test patches from Microsoft to ensure that they do not interfere with the performance of their network or other applications. Qwik-Fix Pro is generally sold on an annual subscription basis, with discounts based on the numbers of seats and length of contract. While industry trends are favorable, we have no long term revenue history for a product of Qwik-Fix Pro's type. Therefore, market acceptance of our software remains untested.

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

PreView, our new Security Assessment and Scoring tool was released on March 21, 2005. PreView is the first security application that lets users understand the relative security of their Windows computer against known threats by providing a numerical score. By examining the four critical elements in a layered security approach, we are able to generate a Security Score. This Security Score is based on the core system security configurations, installed commercial security software, installed security patches, and how effective the user's firewall protection is configured. PreView's Security Score is analogous to a credit score. PreView looks at all of the core risk areas on a user's computer, compares that against known threats and assigns a risk score to each area. Users are able to get an overall picture of their computer's security health, and identify measures as to what they can do to improve their Security Score.

Initially distributed for free, PreView has been driving increases in Qwik-Fix Pro Home user trials and has been a key driver of new OEM and third-party relationships. What PreView brings to an OEM relationship is a platform that can easily and quickly be re-branded and enable the partner to target the security results toward their products and services. This will create potential new revenue opportunities to be created because PreView can then recommend specific security products based on the actual weaknesses discovered on a given users PC. PreView is a tool that uses the world class security research from PivX labs to evaluate thousands of Windows system options and compares those against known threats (viruses, worms, trojans, malware, etc.) and displays an easy to understand matrix to show users if they are protected against those threats.

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

We will pursue revenue opportunities outside of North America through partners and distributors in those regions. On September 16, 2004 we entered into a Master Reseller Agreement with Detto Technologies to be the exclusive North American reseller for the Consumer PC OEMs and retail channel. On June 7, 2005, we entered into reciprocal agreements with Preventon, a U.K. based leading managed internet security solutions provider. Through its subscription based platform, Preventon enables internet service providers to deliver a compelling and blended internet security service to their consumers. PreEmpt will be included in Preventon's security suite and be available for sale in defined territories in Europe for which the Company will earn subscription revenues. The Company will also be able to market and sell Preventon's security suite to US based internet service providers.


In April 2004 our Chief Executive Officer and Chief Technology Officer resigned. We have brought in new management. Under new management, we have been aggressively cutting costs where ever possible through headcount reductions and limiting non-essential expenditures. We expect to reduce our monthly cash expenditures by at least 35% going forward. Subsequent to March 31, 2005, we have implemented cost controls and reduced our staff to 15 employees as of June 7, 2005

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION

We recognize software license fee revenue in accordance with the provisions of Statement of Position ("SOP") 97-2 "Software Revenue Recognition," as amended by SOP 98-9, "Software Revenue Recognition, With Respect to Certain Transactions." Software license fees are charged for licenses for security software to be delivered to customers for in-house applications. Licenses range from recurring one month agreements to quarterly or annual agreements. Revenues from single-element software license agreements will be recognized upon installation and acceptance of the software. Revenues from software arrangements involving multiple elements will be allocated to the individual elements based on their relative fair values. Maintenance and rights to unspecified upgrades, as well as subscriptions to licenses will be reported ratably. To date all of our software license fee revenues have been on the subscription basis and recognized ratably over the subscription period.

ESTIMATING FAIR VALUE ON STOCK-BASED COMPENSATION AND SALES OF SECURITIES AT SIGNIFICANT DISCOUNTS

We have not adopted a fair value-based method of accounting for stock-based compensation plans for employees and non-employee directors. We will use the intrinsic value-based approach, and supplement disclosure of the pro forma impact on operations using the fair value-based approach as required by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure". In accordance with SFAS No. 123 "Accounting for Stock-Based Compensation" prior to the acquisition of PivX LLC by Drilling stock-based compensation issued to non-employees and consultants was not measured at fair value and the minimum value method was instead applied since PivX LLC securities were not publicly traded.

Stock-based compensation issued to non-employees and consultants since March 2004 has been and will be measured at fair value using the Black-Scholes valuation model, using a mark-to-market approach at each reporting period during the service performance period. This can cause fluctuations in our charges to compensation expense because of volatility in our stock price.

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

ANNUAL ASSESSMENT AND EVALUATION FOR IMPAIRMENTS OF INTANGIBLE ASSETS

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



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flow during the quarters ended March 31, 2005 and 2004 each quarter therein being referred to as 2005 and 2004. Unless otherwise indicated, a reference to 2005 or 2004 in this discussion refers to the applicable quarter ended March 31. This discussion should be read in conjunction with the consolidated financial statements and financial statement footnotes included elsewhere in this report and in our most recent Annual Report on Form 10-KSB as well as our amended Annual Report of Form 10-KSB/A.

RESULTS OF OPERATIONS:  THREE MONTHS ENDED MARCH 31, 2005 AND 2004

The following table sets forth the percentage relationship to total revenues of items included in the Company's Consolidated Statements of Operations for the quarters ended March 31, 2005 and 2004.

REVENUES

     LICENSE REVENUES

         -----------------------------------------------------------
                                   2005        2004       Change
         -----------------------------------------------------------
            License Revenues     $ 30,547      $ 0       $ 30,547
         -----------------------------------------------------------
          % to Total Revenues     13.5%        n/a
         -----------------------------------------------------------

Our license revenues in the first quarter of 2005 increased by $30,547 from $0 in 2004 as we deployed Qwik-Fix Pro beginning in August 2004 and as we benefited from the revenues generated by Threat Focus, Inc., which we acquired in June 2004. We changed our business model to focus on licensing revenues in the fourth quarter of 2003. We had no licensing revenues in the first quarter of 2004 as we were developing Quick-Fix Pro and had not sold any licenses and as we had not yet completed the acquisition of Threat Focus, Inc.

     CONSULTING REVENUES

         -----------------------------------------------------------
                                   2005        2004       Change
         -----------------------------------------------------------
           Consulting
            Revenues            $ 130,124    $ 24,000    $ 106,124
         -----------------------------------------------------------
           % to Total
             Revenues              85.5%       100%
         -----------------------------------------------------------

Consulting services in the first quarter of 2005 primarily relate to computer forensic work and related expert testimony whereas in the first quarter of 2004 it related to computer security consulting services.

Overall consulting revenues increased $106,124 in the first quarter of 2005 as compared to the first quarter of 2004. The increase in 2005 is mainly due to our computer forensic department which has been successful in obtaining casework from the business and legal community. The resources used in generating the security consulting revenues in 2004 have been utilized in the development of Qwik-Fix Pro.

As discussed above under "Plan of Operation", we have shifted our business model from generating revenue from consulting services to the licensing of our products. As a result, we expect that consulting revenue will continue to increase from current levels, but decrease as a percentage of total revenue as we anticipate gains in market acceptance of Qwik-Fix Pro and Threat Focus.

A small number of customers has typically accounted for a large percentage of the Company's total revenues. One customer accounted for 53% of revenues in the first quarter of 2005. The Company's reliance on relatively few customers could have a material adverse effect on the results of its operations on a quarterly and annual basis.

     COST OF REVENUES

         -----------------------------------------------------------
                                   2005        2004       Change
         -----------------------------------------------------------
             Cost of
            Revenues            $ 152,247      $ --      $ 152,247
         -----------------------------------------------------------
            % to Total
             Revenue               94.8%        na
         -----------------------------------------------------------

While revenues increased, our cost of revenues also increased by $152,247 in the first quarter of 2005 compared to the first quarter of 2004. The increase is primarily the result of our direct costs associated with our computer forensic service and personnel related costs. It also includes the direct cost of travel and other direct costs associated with our computer forensic services.

OPERATING EXPENSES

     SELLING

         -----------------------------------------------------------
                                   2005        2004       Change
         -----------------------------------------------------------
              Selling           $ 384,802      $ -       $ 384,802
         -----------------------------------------------------------
         % of Total Revenue       239.5%        na
         -----------------------------------------------------------

Selling expenses consist of salaries and employee benefits for sales and marketing personnel, as well as direct selling expenses such as advertising and travel. The Company uses a direct sales force for sales of Qwik-Fix Pro as well as sales distributors.

     GENERAL AND ADMINISTRATIVE

         -----------------------------------------------------------
                                   2005        2004       Change
         -----------------------------------------------------------
            General and
           Administrative      $ 2,064,930   $ 421,093   $2,349,843
         -----------------------------------------------------------
         % of Total Revenue      1,285.2%     1,754.5%
         -----------------------------------------------------------

General and administrative expenses consist of salaries and employee benefits for finance, information technology, human resources and general management personnel as well as corporate expenses such as the cost of consultants, marketing, insurance, facilities, telephone and other.

     RESEARCH AND DEVELOPMENT

         -----------------------------------------------------------
                                   2005        2004       Change
         -----------------------------------------------------------
           Research and
            Development         $ 279,421    $ 26,814    $ 252,607
         -----------------------------------------------------------
         % to Total Revenues      173.9%      111.7%
         -----------------------------------------------------------

Research and development expenses consist primarily of salaries and benefits for software developers as well as an allocation of corporate expenses such as corporate insurance, telephone, rent, depreciation, and other allocable expenses.

Research and development expenses increased $252,607, or 1042.1 %, in the first quarter of 2005 as compared to the first quarter of 2004 due primarily to the direct hire of additional developers and consultants. The hiring of developers and retention of consultants was directly attributable to the development of Qwik-Fix Pro.

     OTHER EXPENSES

The merger related fees in the first quarter of 2004 relate to the merger of PivX, LLC into Drilling. This was one-time transaction in the prior year. These fees were primarily investment banker fees of 3% of the fully diluted common stock, post merger. Subsequent to March 31, 2004, the investment banker waived the 3% fee for various reasons. Since the merger was effected, management recorded the fair value of the waived shares as a non-cash merger related expense. No such merger activity occurred in 2005.

     INTEREST EXPENSE

         -----------------------------------------------------------
                                   2005        2004       Change
         -----------------------------------------------------------
          Interest Expense       $ 20,382      $ --      $ 20,382
         -----------------------------------------------------------
         % of Total Revenue       12.7%         na
         -----------------------------------------------------------

Interest expense primarily relates to the imputed interest charged on our 14 capital leases for the first quarter of 2005. The Company did not have any such leases in the same quarter of the prior year.

CASH POSITION AND USES OF CASH

Our cash position as of March 31, 2005 was that of an overdraft of approximately $106,000.

During the three months ended March 31, 2005, we used $1,788,710 in cash in our operating activities, as compared to $235,466 for the three months ended March 31, 2004. We continued to use cash in operations because of the growth in personnel and overhead costs through March 31, 2005; however, subsequent to this date, we have significantly reduced head count and overhead costs to reduce our losses (see below).

During the three months ended March 31, 2005, our financing activities provided cash through placements of common stock in the aggregate amount of $950,350 as compared to $917,357 for the three months ended March 31, 2004. We also received $575,000 from related parties in the three months ended March 31, 2005 under two separate notes payable with terms ranging from 0% interest to 10% interest and expirations ranging between July 20, 2005 and January 27, 2006.

LIQUIDITY AND CASH RESOURCES

The accompanying consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-QSB, have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation as a going concern. We have incurred a net loss of $2,741,111 for the three months ended March 31, 2005. As of March 31, 2005, we had an accumulated deficit of $12,680,350. At March 31, 2005, we had negative working capital of approximately $2,948,000 and a cash overdraft of approximately $106,000. We need additional capital to market Qwik-Fix Pro(TM) and fund losses from operations as we build revenue and strive to achieve profitability. We have implemented significant cost reductions in headcount and overhead to reduce our losses and improve our viability. We have reduced our headcount from 29 employees at March 31, 2005 to 15 as of June 8, 2005. Should the Company be unable to raise sufficient funds, its ability to continue as a going concern will be materially adversely affected. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We are currently in discussions with capital and debt funding sources.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet financing arrangements.

RISK FACTORS

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

WE HAVE A HISTORY OF LOSSES AND WE MAY NEVER BECOME PROFITABLE.

We have experienced as net loss of $2.7 million for the first three months of 2005. We have also experienced net losses of $8.6 million and $0.6 million in fiscal 2004 and 2003, respectively, and we expect to continue to incur significant net losses for the foreseeable future. While we are unable to predict accurately our future operating expenses, we currently expect these expenses to increase substantially, as we, among other things:

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

OUR INDEPENDENT AUDITORS' OPINION ON OUR AUDITED FINANCIAL STATEMENTS AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2004 INCLUDES A GOING CONCERN QUALIFICATION.

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

Since inception, we have satisfied our capital needs primarily by issuing equity securities. With the introduction of our primary product into the market and following the results of the first evaluation sales, our management now believes that we will begin to generate revenues during calendar 2005. There is no guarantee that the product will be accepted or provide a marketable advantage and therefore no guarantee that the product will ever be profitable. In addition, we plan to ensure that sufficient capital will be available to provide for our capital needs with minimal borrowings and may issue equity securities to ensure that this is the case. However, there is no guarantee that we will be successful in obtaining sufficient capital through borrowings or selling equity securities. Obtaining additional financing may be more difficult because of the uncertainty regarding our ability to continue as a going concern. If we are unable to generate revenues or profits from our product sales or we are unable to secure additional financing on acceptable terms or at all, we may be forced to reduce or discontinue product development, reduce or forgo sales and marketing efforts or forgo attractive business opportunities in order to improve our liquidity to enable us to continue operations.

BECAUSE WE EXPECT TO DERIVE THE MAJORITY OF OUR FUTURE REVENUE FROM SUBSCRIPTION FEES, ANY FAILURE OF OUR PRODUCT TO SATISFY CUSTOMER DEMANDS OR TO ACHIEVE MORE WIDESPREAD MARKET ACCEPTANCE WILL SERIOUSLY HARM OUR BUSINESS.

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

Based on our experience with customers and potential customers, we believe that many corporations are unaware of the scope of problems caused by worms and viruses. In addition, there may be a time-limited opportunity to achieve and maintain a significant share of the market for network security software products due in part to the emerging nature of this market and the substantial resources available to our existing and potential competitors. We intend to commit significant capital to promote awareness of the problems caused by worms and viruses and the efficiency of Qwik-Fix Pro to proactively prevent this threat, but we cannot assure you that we will be successful in this effort. The market for Qwik-Fix Pro may develop more slowly than we expect, which could adversely affect our operating results. Developing and maintaining awareness of Qwik-Fix Pro is critical to achieving widespread acceptance of our existing and future Internet management products. Furthermore, we believe that the importance of brand recognition will increase as competition in our market develops. Successful promotion of our Qwik-Fix Pro brand will depend largely on the effectiveness of our marketing efforts and on our ability to develop reliable and useful products at competitive prices. If we fail to successfully promote Qwik-Fix Pro, or if our expenses to promote and maintain the Qwik-Fix Pro brand are greater than anticipated, our results of operations and financial condition could suffer.

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

QWIK-FIX PRO MAY FAIL TO KEEP PACE WITH THE RAPID GROWTH AND TECHNOLOGICAL CHANGE OF THE INTERNET.

The success of Qwik-Fix Pro depends on the breadth and accuracy of our security software. We cannot assure that our software will be able to keep pace with the growth in complexity of worms and viruses. Further, the ongoing evolution of network security will require us to continually improve the functionality, features and reliability of our software. Any failure of our software to keep pace with the rapid growth and technological changes will impair market acceptance, which in turn will harm our business, results of operations and financial condition.

IF WE ACQUIRE ANY COMPANIES OR TECHNOLOGIES IN THE FUTURE, THEY COULD PROVE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE AND ADVERSELY AFFECT OUR OPERATING RESULTS.

In June 2004 we acquired Threat Focus, Inc. and we may continue to acquire or make investments in complementary companies, services and technologies in the future. Acquisitions and investments involve numerous risks,including:

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


ITEM 3.    CONTROLS AND PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures for the three months ended March 31, 2005. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective, to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the requisite time periods.

We are enhancing our internal control procedures in preparation of having to make the required management report on internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"). We enhanced our internal control procedures in 2004 by employing an in-house general counsel and, in 2005, by employing a principal financial officer. We will also engage a financial and auditing consultant to ensure timely compliance with the requirements of the Sarbanes-Oxley.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
           None.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2005, we sold unregistered shares of our securities in the following transaction:

On January 12, 2005, the Company began a private placement offering of up to 4 million shares of common stock at $1.50 per share to accredited investors, with each share purchased receiving a warrant to purchase a share of Common Stock with an exercise price of $4.00. These sales were exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act of 1933, or Regulation D under the Securities Act.
 Subsequently, on April 5, 2005, the Company amended the private placement offering and reduced the purchase price on the shares of Common Stock to $0.50 and the exercise price of the related warrant to purchase a share of Common Stock to $3.00. Under the terms of the amended offering, as of March 31, 2005, a total of 1,968,950 shares have been issued and warrants to purchase 1,968,950 shares will be issued with the $3.00 exercise price. A finder's fee of $34,124, payable in shares of common stock, is committed to be issued in relation to this offering.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
           None.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           None.

ITEM 5.    OTHER INFORMATION
           None.

ITEM 6.    EXHIBITS

  EXHIBITS        DESCRIPTION

   10-d-3 Agreement dated June 7, 2005 by and between the Company and Preventon, Ltd.

   10-d-4 Agreement dated June 7, 2005 by and between Preventon, Ltd. and the Company.

   31.1        Rule 13a-14(a) Certification of Chief Executive Officer

   31.2 Rule 13a-14(a) Certification of Controller and Treasurer (Principal Financial Officer)

   32.1 Certification of Chief Executive Officer and Controller and Treasurer (Principal Financial Officer) pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   99.1        Lotus stock purchase agreement(1)

   99.2        Shively loan agreement, as amended (1)

   99.3        Shively share transfer restriction agreement (1)

----------------
     (1) Filed as an exhibit to Form 8-K dated June 22, 2004.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PIVX SOLUTIONS, INC.

June 10, 2005                     By: /s/ Tydus Richards
                                      ------------------------------------
                                      Tydus Richards
                                      Chief Executive Officer

June 10, 2005                     By: /s/ Vance Ito
                                      ------------------------------------
                                      Vance Ito
                                      Controller and Treasurer (Principal
                                      Financial Officer)