Form 10KSB/A
period 2004-12-31
PivX Solutions, Inc.
filed 2005-07-01
CIK 1160420

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                 FORM 10-KSB/A3
                                 (Amendment #3)


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


The number of shares of common stock outstanding as of June 17, 2005 was 26,515,180.



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


PART IV.......................................................................60

         ITEM 13 - EXHIBITS...................................................60

         ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES.....................61

SIGNATURES....................................................................62

                                EXPLANATORY NOTE

This amendment No. 3 replaces the audit opinion to the financial statements as of and for the year ended December 31, 2004. Specifically, the date of the audit opinion is being amended with a dual date. Additionally, Item 14-Principal Accountant Fees and Services is being amended to include audit fees for the year ended December 31, 2003. No other material changes to this Annual Report on Form 10-KSB/A are being made.





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






SINGER LEWAK GREENBAUM & GOLDSTEIN LLP




Los Angeles, California
March 15, 2005, except for Note 2 as to which the date is May 26, 2005



            PIVX SOLUTIONS, INC (FORMERLY DRILLING, INC.) AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                        December 31,
                                                                            2004
                                  (AS RESTATED)
                                                                      -----------------
ASSETS

Current Assets:
     Cash                                                             $        200,452
     Accounts receivable                                                       102,529
     Prepaid Expenses                                                           66,021
                                                                      -----------------

              Total current assets                                             369,002

Property and equipment, net of accumulated depreciation of $154,744            601,773
Intangible assets, net of accumulated amortization of $107,415                 929,754
Goodwill                                                                     1,053,556
Other assets                                                                    31,416
                                                                      -----------------

              Total assets                                            $      2,985,501
                                                                      =================


LIABILITIES AND STOCKHOLDERS' EQUITY


     Accounts payable                                                 $        662,683
     Accrued liabilities                                                       190,925
     Accrued wages                                                              98,901
     Accrued employment contracts                                              240,411
     Deferred revenue                                                           37,527
     Capital lease liability, current portion                                  158,118
                                                                      -----------------

             Total current liabilities                                       1,388,565

Capital lease liability, net of current portion                                385,276
                                                                      -----------------

             Total liabilities                                               1,773,841
                                                                      -----------------

Commitments and contigencies (Note 8)                                                -

Stockholders' equity:
     Preferred stock, 10,000,000 shares authorized, none outstanding -
     Common stock, $.001 par value, 100,000,000 shares authorized,
         24,884,353  shares issued and outstanding                              24,884
     Committed common stock                                                    590,303
     Additional paid-in capital                                             11,136,227
     Deferred compensation                                                    (600,515)
     Accumulated deficit                                                    (9,939,239)
                                                                      -----------------

             Total stockholders' equity                                      1,211,660
                                                                      -----------------

             Total liabilities and stockholders' equity               $       2,985,501
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


         The information required by this Item is incorporated herein by reference to the Sections entitled "Election of Directors" and "Executive Officers" in the form 10-KSB/A filed with the SEC on April 29, 2005.

ITEM 10 - EXECUTIVE COMPENSATION

         The information required by this Item is incorporated herein by reference to the Sections entitled "Executive Compensation" and "Directors' Compensation" in the form 10-KSB/A filed with the SEC on April 29, 2005.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information required by this Item is incorporated herein by reference to the Sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the form 10-KSB/A filed with the SEC on April 29, 2005

ITEM 12- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated herein by reference to the Section entitled "Certain Relationships and Related Transactions" in the form 10-KSB/A filed with the SEC on April 29, 2005.


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

          2-b-2     Amendment to Agreement and Plan of Merger dated June 8, 2004 by and among PivX Solutions, Inc., Threat Focus Merger Corp.
                    and Threat Focus, Inc., filed as Exhibit 99.2 to the
                    Company's Current Report on Form 8-K/A dated June 22, 2004, is incorporated herein by reference.
          2-b-3     Amendment No. 2 to Agreement and Plan of Merger dated June
                    9, 2004 by and among PivX Solutions, Inc., Threat Focus
                    Merger Corp. and Threat Focus, Inc., filed as Exhibit 99.3 to the Company's Current Report on Form 8-K/A dated June 22,
                    2004, is incorporated herein by reference.
          3-a-1     Amended and Restated Articles of Incorporation of the
                    Company, filed as Exhibit 3.1 to the Company's Quarterly
                    Report on Form 10-QSB for the quarter ended March 31, 2004, is incorporated herein by reference.
          3-a-2     Amended and Restated Bylaws of the Company, filed as Exhibit
                    3.2 to the Company's Quarterly Report on Form 10-QSB for the
                    quarter ended March 31, 2004, is incorporated herein by
                    reference.
          *10-a-1   PivX Solutions, Inc. 2004 Incentive Stock Option Plan.(1)
          *10-a-2   Form of Stock Option Agreement under the Company's 2004
                    Incentive Stock Option Plan.(1)
          *10-b-1   Employment Agreement dated as of June 1, 2001 by and between the Company and Robert N. Shively.(1)
          *10-b-2   Employment agreement dated as of September 11, 2002 by and between the Company and Kenneth Dill.(1)
          *10-b-3   Employment Agreement dated as of November 1, 2004 by and
                    between the Company and Scott Olson.(1)
          *10-b-4   Employment Agreement dated as of September 30, 2004 by and between the Company and Michael Lesher.(1)
          *10-c-1   Revolving Loan Agreement dated as of January 20, 2005 by and among Robert N. Shively, Geoff Shively and the Company.(1)
          10-d-1    Agreement dated as of October 6, 2004 by and between the
                    Company and Market Share Partners.(1)
          10-d-2    Agreement dated as of September 8, 2004 by and between the
                    Company and Detto Technologies, Inc.(1)
          21        List of Subsidiaries of the Company.(1)
          31.1      Rule 13a-14(a) Certification of Chief Executive Officer.
          31.2      Rule 13a-14(a) Certification of Principal Financial Officer.
          32        Certification of Chief Executive Officer and Principal
                    Financial Officer pursuant to 18 U.S.C. Section 1350, as
                    Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                    2002.
          99        Summary of Non-Employee Director Compensation and Benefits.
                    (1)
--------------
*Management contract or compensatory plan or arrangement.
(1) Previously filed with Form 10-KSB as originally filed on April 1, 2005 and incorporated herein by reference.



ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES


PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Audit Fees. The aggregate fees billed by McKennon Wilson & Morgan LLP, the Company's former independent auditors ("MWM"), for professional services rendered for the annual audit of the Company's December 31, 2003 financial statements was $50,000. The aggregate fees billed by MWM for professional services rendered for the quarterly reviews of the Company's quarterly financial statements and the acquisition audit of Threat Focus, Inc. during fiscal 2004 were $98,000. The aggregate fees billed by Singer Lewak Greenbaum and Goldstein
(SLGG), the Company's independent auditors, for the annual audit of the Company's December 31, 2004 financial statements was $117,000.

         Audit-Related Fees. There were no fees billed by MWM or SLGG for audit-related services for fiscal year 2004.

         Tax Fees. The aggregate fees billed by an independent CPA firm for fiscal year 2003 for tax consultations and tax compliance, including preparation of tax returns, were $3,800. The Company has not yet engaged an accounting firm in the preparation of the 2004 income tax returns.

         All Other Fees. There were no other fees billed by MWM or SLGG for any other services for fiscal years 2004 and 2003.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



June 30, 2005                    PIVX SOLUTIONS, INC.



                                By   /s/ Tydus Richards
                                     --------------------------------
                                     Tydus Richards
                                     Chairman of the Board and Chief Executive
                                     Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed on the 31st day of March, 2005 by the following persons on behalf of the issuer and in the capacities indicated:


       SIGNATURE                                  TITLE
       ---------                                  -----



   /s/ Tydus Ricahrds                  Chairman of the Board and Chief
--------------------------------             Executive Officer
       Tydus Richards


   /s/ Vance Ito                         Controller and Treasurer
--------------------------------       (principal financial officer)
       Vance Ito


   /s/ Michael Barker                                 Director
--------------------------------
       Michael Barker


   /s/ William Davenport                              Director
--------------------------------
       William Davenport


   /s/ Ashwin Rangan                                  Director
--------------------------------
       Ashwin Rangan

                                  EXHIBIT INDEX



          Exhibits                   Description
          --------                   -----------
          *10-a-1   PivX Solutions, Inc. 2004 Incentive Stock Option Plan.(1)
          *10-a-2   Form of Stock Option Agreement under the Company's 2004
                    Incentive Stock Option Plan.(1)
          *10-b-1   Employment Agreement dated as of June 1, 2001 by and between the Company and Robert N. Shively.(1)
          *10-b-2   Employment agreement dated as of September 11, 2002 by and between the Company and Kenneth Dill.(1)
          *10-b-3   Employment Agreement dated as of November 1, 2004 by and
                    between the Company and Scott Olson.(1)
          *10-b-4   Employment Agreement dated as of September 30, 2004 by and between the Company and Michael Lesher.(1)
          *10-c-1   Revolving Loan Agreement dated as of January 20, 2005 by and among Robert N. Shively, Geoff Shively and the Company.(1)
          10-d-1    Agreement dated as of October 6, 2004 by and between the
                    Company and Market Share Partners.(1)
          10-d-2    Agreement dated as of September 8, 2004 by and between the
                    Company and Detto Technologies, Inc.(1)
          21        List of Subsidiaries of the Company.(1)
          31.1      Rule 13a-14(a) Certification of Chief Executive Officer
          31.2      Rule 13a-14(a) Certification of Principal Financial Officer.
          32        Certification of Chief Executive Officer and Principal
                    Financial Officer pursuant to 18 U.S.C. Section 1350, as
                    Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                    2002.
          99        Summary of Non-Employee Director Compensation and Benefits.
                    (1)
------------------
*Management contract or compensatory plan or arrangement.


(1) Previously filed with Form 10-KSB as originally filed on April 1, 2005 and incorporated herein by reference.