Form 10QSB/A
period 2005-03-31
PivX Solutions, Inc.
filed 2005-07-01
CIK 1160420

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         FORM 10-QSB/A (Amendment No. 1)
                                   (Mark One)

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

    The number of shares of common stock outstanding as of June 27, 2005 was
                                   28,866,539

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                 EXPLANTORY NOTE

         THIS AMENDMENT NO 1 REVISES AND REPLACES THE CERTIFICATIONS REQUIRED BY RULES 13A-14 AND 15D-14 AND ATTACHED HERETO AS EXHIBITS 31.1 AND 31.2. NO OTHER CHANGES IN THE QUARTERLY REPORT ON FORM 10-QSB ARE BEING MADE.

ITEM 6.    EXHIBITS

EXHIBITS         DESCRIPTION

  31.1         Rule 13a-14(a) Certification of Chief Executive Officer

  31.2 Rule 13a-14(a) Certification of Controller and Treasurer (Principal Financial Officer)


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            PIVX SOLUTIONS, INC.

June 30, 2005               By:        /s/ Tydus Richards
                                     -----------------------
                                          Tydus Richards
                                     Chief Executive Officer

June 30, 2005               By:          /s/ Vance Ito
                                     -----------------------
                                            Vance Ito
                                     Controller and Treasurer (Principal
                                     Financial Officer)