Form 10KSB/A
period 2004-12-31
PivX Solutions, Inc.
filed 2005-08-08
CIK 1160420

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10-KSB/A4
                                 (Amendment #4)


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


PART IV.......................................................................60

         ITEM 13 - EXHIBITS...................................................60

         ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES.....................61

SIGNATURES....................................................................62

                                EXPLANATORY NOTE


This amendment No. 4 replaces the "dual date" of the audit opinion to the financial statements as of and for the year ended December 31, 2004. Specifically, the date of the audit opinion relating to footnote 2 to the financial statements is being revised to June 21, 2005 from the previous date of May 26, 2005. No other changes have been made to our form 10-K/A as was previously filed on July 1, 2005.




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




SINGER LEWAK GREENBAUM & GOLDSTEIN LLP




Los Angeles, California
March 15, 2005, except for Note 2 as to which the date is June 21, 2005



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



August 4, 2005                    PIVX SOLUTIONS, INC.



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