Form 10QSB
period 2005-06-30
PivX Solutions, Inc.
filed 2005-08-22
CIK 1160420

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

   The number of shares of common stock outstanding as of August 18, 2005 was
                                   31,701,539

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                              PIVX SOLUTIONS, INC.
                                Table of Contents

                                                                           Page
                                                                          Number
                                                                          ------


PART I.  FINANCIAL INFORMATION                                              1

Item 1.  Financial Statements                                               1

         Consolidated Balance Sheet as of June 30, 2005 (unaudited)         1

         Consolidated Statements of Operations for the three and six
           months ended June 30, 2005 and 2004 (unaudited)                  2

         Consolidated Statement of Stockholders' Equity Deficit for the
           six months ended June 30, 2005 (unaudited)                       3

         Consolidated Statements of Cash Flows for the
           six months ended June 30, 2005 and 2004 (unaudited)              4

         Notes to Consolidated Financial Statements
           (unaudited)                                                      5

Item 2.  Management's Discussion and Analysis or Plan of Operations        14

Item 3.  Controls and Procedures                                           28

PART II.   OTHER INFORMATION                                               30

Item 1.  Legal Proceedings                                                 30

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       30

Item 3.  Defaults Upon Senior Securities                                   30

Item 4.  Submission of Matters to a Vote of Security Holders               30

Item 5.  Other Information                                                 30

Item 6.  Exhibits                                                          30

         SIGNATURES                                                        31


         Exhibits:
         Exhibit 31-1 - CEO Certification                                  32
         Exhibit 31-2 - Principal Accounting Officer Certification         33
         Exhibit 32-1 - Certification pursuant to Section 906 of the       34
                        Sarbanes-Oxley Act of 2002

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

                      PIVX SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                  June 30, 2005
                                  -------------


ASSETS
Current Assets:
  Cash                                                             $    165,561
  Accounts receivable, net of allowance for
    doubtful accounts of $900                                           187,297
  Other current assets                                                   44,333
                                                                   ------------
Total current assets                                                    397,191

Property and equipment, net accumulated depreciation
  of $260,465                                                           496,052
Intangible  assets,  net  accumulated  amortization
  of $4,729 (Note 6)                                                    176,940
Other assets                                                             31,416
                                                                   ------------

Total assets                                                       $  1,101,599
                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                                 $  1,008,528
  Accrued liabilities                                                   307,754
  Related party loans (Note 3)                                          517,500
  Deferred revenue                                                      106,693
  Convertible notes, net of discount of $586,500 (Note 4)                25,500
  Capital lease liability (Note 2)                                      467,928
                                                                   ------------

Total current liabilities                                             2,433,903
                                                                   ------------

Total liabilities                                                     2,433,903

Commitments and contingencies (Note 2)                                       --

Stockholders' deficit (Note 5):
Preferred stock, 10,000,000 shares authorized, none outstanding              --
Common stock, $.001 par value; 100,000,000 shares
  authorized, 30,150,051 shares issued and outstanding                   30,150
Committed common stock                                                  389,170
Additional paid-in capital                                           14,795,733
Deferred compensation                                                  (477,119)
Accumulated deficit                                                 (16,070,238)
                                                                   ------------

Total stockholders' deficit                                          (1,332,304)
                                                                   ------------

Total liabilities and stockholders' deficit                        $  1,101,599
                                                                   ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                          PIVX SOLUTIONS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)


                                                    Three Months Ended                       Six Months Ended
                                          ------------------------------------      ------------------------------------
                                           June 30, 2005        June 30, 2004        June 30, 2005        June 30, 2004
                                          ---------------      ---------------      ---------------      ---------------
Revenues:
  Consulting revenue                      $        82,361      $            --      $       212,485      $        24,000
  License revenue                                  51,119                4,409               81,666                4,409
                                          ---------------      ---------------      ---------------      ---------------

    Total revenues                                133,480                4,409              294,151               28,409

Cost of revenues                                   46,826                   --              199,073                   --
                                          ---------------      ---------------      ---------------      ---------------

Gross profit                                       86,654                4,409               95,078               28,409
                                          ---------------      ---------------      ---------------      ---------------

Operating Expenses:
  Selling                                         162,026                   --              546,828                   --
  General and administrative                    1,184,828              937,269            3,249,758            1,358,362
  Research and development                        158,564              338,929              437,985              365,743
  Impairment loss on long lived assets          1,709,571                   --            1,709,571                   --
                                          ---------------      ---------------      ---------------      ---------------

    Total operating expenses                    3,214,989            1,276,198            5,944,142            1,724,105
                                          ---------------      ---------------      ---------------      ---------------

Operating loss                                 (3,128,335)          (1,271,789)          (5,849,064)          (1,695,696)

Merger-related fees                                    --                   --                   --           (1,287,490)
Interest and accretion expense                   (261,553)              (3,347)            (281,935)              (3,347)
Other income                                           --                2,542                   --                2,904
                                          ---------------      ---------------      ---------------      ---------------

Net loss                                  $    (3,389,888)     $    (1,272,594)     $    (6,130,999)     $    (2,983,629)
                                          ===============      ===============      ===============      ===============


Basic and diluted net loss per common
share                                     $         (0.13)     $         (0.06)     $         (0.23)     $         (0.15)
                                          ===============      ===============      ===============      ===============

Basic and diluted weighted average
  number of common shares outstanding          27,062,137           22,369,396           26,234,157           19,547,088
                                          ===============      ===============      ===============      ===============


                The accompanying notes are an integral part of these consolidated financial statements.




                                                PIVX SOLUTIONS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                             (UNAUDITED)


                           Common                                        Additional                                       Total
                           Stock        Common Stock      Committed       Paid-In        Deferred      Accumulated     Stockholders'
                           Shares          Amount       Common Stock      Capital      Compensation       Deficit    Equity(Deficit)
                        ------------    ------------    ------------    ------------   ------------    ------------    ------------
Balances as of
  December 31, 2004       24,884,353    $     24,884    $    590,303    $ 11,136,227   $   (600,515)   $ (9,939,239)   $  1,211,660

Stock issued for
  cash, net of
  offering costs of
  $34,125                  2,907,950           2,908         150,000       1,416,942                                      1,569,850

Additional stock
  issued to
  shareholder in
  prior offering             146,825             147                          40,817                                         40,964

Stock issued for
  services                   646,723             647          45,604         419,181                                        465,432

Amortization of
  stock issued
  to employees
  and directors                                                                             123,396                         123,396

Value of options
 issued to
 employees                                                                    22,185                                         22,185

Fair value of
  options and
  warrants issued
  to consultants                                                              26,156                                         26,156

Fair value of
  options issued
  for website and
  advisory board
  services                                                                    69,700                                         69,700

Value of services
  provided by CEO                                                             34,500                                         34,500

Accrued salaries
  forgiven by
  former officers                                                            222,852                                        222,852

Fair value of
  warrants
  issued with
  convertible
  debt                                                                       118,672                                        118,672

Fair value of
  beneficial
  conversion feature
  of debt                                                                    693,328                                        693,328

Convertible notes
  converted to
  common stock             1,333,333           1,333                         198,667                                        200,000

Issuance of
  committed stock            230,867             231       (396,737)         396,506                                             --

Net loss                                                                                                 (6,130,999)     (6,130,999)
                        ------------    ------------    ------------    ------------   ------------    ------------    ------------

Balance as of
  June 30, 2005           30,150,051    $     30,150    $    389,170    $ 14,795,733   $   (477,119)    (16,070,238)   $ (1,332,304)
                        ============    ============    ============    ============   ============    ============    ============


                       The accompanying notes are an integral part of these consolidated financial statements.




                               PIVX SOLUTIONS, INC AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)

                                         Six Months Ended
                                             June 30
                                             -------


                                                                       2005             2004
                                                                    -----------      -----------
Cash flows from operating activities:
Net loss                                                            $(6,130,999)     $(2,983,629)
Adjustments to reconcile net loss to net
  cash used in operating activities:
       Depreciation and amortization expense                            202,520           34,777
       Bad debt                                                             900               --
       Non-cash merger-related expenses                                      --        1,277,490
       Impairment of software, tradename and goodwill                 1,709,571               --
       Accretion of discount on convertible notes                       225,500               --
       Value of shares issued to shareholders                            40,964               --
       Value of options issued to employees                              22,185               --
       Fair value of options and warrants issued to
         consultants and for website                                     95,856               --
       Stock issued or committed for services rendered                  465,432          357,500
       Amortization of deferred compensation                            123,396           12,500
       Amortization of options issued to consultants                         --           50,567
       Fair value of services contributed by CEO                         34,500               --
       Changes in operating assets and liabilities, net of
         assets and liabilities acquired:
         Accounts receivable                                            (85,668)          30,565
         Other current assets                                            21,688          (20,992)
         Accounts payable                                               345,845           86,330
         Accrued liabilities                                             17,928           10,934
         Accrued employment contracts                                   (17,559)         (26,272)
         Deferred revenue                                                69,166               --
                                                                    -----------      -----------

       Net cash used in operating activities                         (2,858,775)      (1,170,230)
                                                                    -----------      -----------

Cash flows from investing activities:
       Purchases of property and equipment                                   --          (43,613)
       Cash of acquired entity                                               --           48,271
       Other assets                                                          --          (19,089)
                                                                    -----------      -----------

       Net cash used in investing activities                                 --          (14,431)
                                                                    -----------      -----------

Cash flows from financing activities:
       Proceeds from issuance of common stock                         1,569,850        1,650,097
       Subscription payable                                                  --          208,883
       Proceeds from issuance of convertible promissory notes           812,000               --
       Borrowings from related parties                                  525,000               --
       Payments on borrowings from related parties                       (7,500)              --
       Payments on capital leases                                       (75,466)         (11,428)
                                                                    -----------      -----------

       Net cash provided by financing activities                      2,823,884        1,847,552
                                                                    -----------      -----------

Net change in cash                                                      (34,891)         662,891
Cash, beginning of period                                               200,452          102,583
                                                                    -----------      -----------

Cash, end of period                                                 $   165,561      $   765,474
                                                                    ===========      ===========

         Supplemental disclosures for cash flow information-
           Cash paid for interest                                   $    20,382      $     2,597
                                                                    ===========      ===========
           Non-cash investing and financing activities:
             Value of warrants issued in connection
               with private placement                               $ 2,820,712      $   457,020
                                                                    ===========      ===========
             Value of shares retained for merger related expenses            --      $ 1,277,490
                                                                    ===========      ===========
             Value of assets acquired under capital leases                   --      $   310,650
                                                                    ===========      ===========
             Convertible notes converted into common stock          $   200,000      $        --
                                                                    ===========      ===========
             Accrued salaries forgiven by previous officers         $   222,852      $        --
                                                                    ===========      ===========


     The accompanying notes are an integral part of these consolidated financial statements.

                                                4

                      PIVX SOLUTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1 - Basis of Presentation and Significant Accounting Policies
------------------------------------------------------------------

BUSINESS

PivX Solutions, Inc. ("PivX" or the "Company") is a vulnerability research and security solutions company providing security software and consulting services to a variety of businesses, consumers and government agencies. In August 2004, PivX completed its initial development of PreEmpt(TM), a security software tool previously known as Qwik-Fix Pro, which enables Microsoft computer users to be pro-actively protected from worms, viruses and malware. The first subscription sales of PreEmpt (TM) were made in the quarter ended September 30, 2004. In July 2005, we released version 2.0 of PreEmpt.

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

The unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management's best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates. The results of operations for the six months ended June 30, 2005, are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

Consolidation

The accompanying financial statements include the accounts of Drilling, Inc. from March 25, 2004 and Threat Focus from June 9, 2004. All significant intercompany accounts have been eliminated.

RISKS AND UNCERTAINTIES

Limited Experience of Management

Recently, the Company changed management in an effort to stem significant losses and improve working capital. The new management lacks experience in the software industry, where technology changes are rapid, and product lives are relatively short in duration. The lack of experienced management causes inherent uncertainties about the ultimate success of the Company. The Company is attempting to mitigate this risk through the utilization of consultants with extensive experience in the information security industry.

                      PIVX SOLUTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Going Concern Considerations

At June 30, 2005, the Company had negative working capital of approximately $2,037,000. During the first half of 2005, the Company raised proceeds of approximately $1,570,000 through the sale of and the commitment to sell a total of approximately 3,208,000 shares of common stock. The Company also raised approximately $812,000 through the issuance of convertible debt and $517,500 through related party borrowings. The Company plans to obtain additional working capital through additional private placements of its equity and debt securities. The Company plans to use the additional capital and debt to increase its sales and marketing efforts, as well as provide the necessary infrastructure as a public company. The Company has reduced the number of full time employees from 29 at March 31, 2005 to 17 as of July 31, 2005. Should the Company be unable to raise funds, the Company may be forced into, or new management may elect to file for, bankruptcy, which could significantly reduce the value of shareholder interests, as well as the carrying value of its assets and liabilities.

These financial statements have been prepared on a going concern basis. However, during the six months ended June 30, 2005, the Company incurred a net loss of $6,130,999 and negative cash flows from operations of $2,858,775. In addition, the Company had an accumulated deficit of $16,070,238 at June 30, 2005. The Company's ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

With the introduction of its primary product into the market and following the results of the first evaluation sales, management believes that it will begin to generate more significant revenues during the second half of calendar 2005. There is no guarantee that the product will be accepted or provide a marketable advantage and therefore no guarantee that the product will ever be profitable. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

REVENUE RECOGNITION

For the periods presented, the Company's revenues were derived under consulting contracts and subscription agreements for Threat Focus and PreEmpt license agreements. The revenues from the contracts are recognized as the services are completed. In cases where the Company did not track the hours under the consulting project, revenues were recorded at the completion of the contract. The Company recognizes software license fee revenue in accordance with the provisions of Statement of Position ("SOP") 97-2 "Software Revenue Recognition," as amended by SOP 98-9, "Software Revenue Recognition With Respect to Certain Transactions." Software license fees are charged for licenses for security software to be delivered to customers for in-house applications. Licenses range from recurring one month agreements to quarterly or annual agreements. Revenues from single-element software license agreements will be recognized upon installation and acceptance of the software. Revenues from software arrangements involving multiple elements will be allocated to the individual elements based on their relative fair values. Maintenance and rights to unspecified upgrades, as well as subscriptions to licenses will be reported ratably. Deferred revenues result from cash received for subscriptions that expire after the balance sheet date.

                      PIVX SOLUTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


SIGNIFICANT CUSTOMERS

During the six months ended June 30, 2005, revenues from one customer accounted for 43% of total revenues. Additionally, two separate customers account for 44% and 19%, a total of 63%, of the accounts receivable balance as of June 30, 2005. Management feels that the loss of one of these customers will have a significant impact on operations.

ACCOUNTING FOR STOCK-BASED COMPENSATION

Employees

The Company has not adopted a fair value-based method of accounting for stock-based compensation plans for employees and non-employee directors. The Company uses the intrinsic value-based approach and supplements this with disclosure of the pro forma impact on operations using the fair value-based approach as required by SFAS No. 148 ("SFAS 148") "Accounting for Stock-Based Compensation - Transition and Disclosure." Stock-based compensation issued to non-employees and consultants in 2004 was not measured at fair value since the minimum value method was applied to the Company in accordance with SFAS No. 123 ("SFAS 123")"Accounting for Stock-Based Compensation".

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

Had compensation cost for the Company's employee stock-based compensation plan been determined based on the fair value at the grant dates, the disclosure requirements of SFAS 148, which amends the disclosure requirements of SFAS 123, would have been as follows:

                                                              ------------------      -----------------
                                                              Three Months Ended      Six Months Ended
                                                                 June 30, 2005          June 30, 2005
                                                              ------------------      -----------------
Net loss used in computing net loss per share as reported     $       (3,389,888)     $      (6,130,999)
Add: Total stock-based employee compensation expense
  determined under fair value based method for all
  rewards, net of related tax effects                                   (105,625)              (192,942)
Minus: Total stock-based employee compensation
  expense currently recorded under the intrinsic value
  method                                                                  68,619                123,396
                                                              ------------------      -----------------
Pro forma net loss                                            $       (3,426,894)     $      (6,200,545)
                                                              ==================      =================
Basic and diluted net loss per share as reported              $            (0.13)     $           (0.23)
                                                              ==================      =================
Pro forma basic and diluted net loss per share                $            (0.13)     $           (0.24)
                                                              ==================      =================


The pro forma effects for the three and six months ended June 30, 2004 has not been presented as all options outstanding at the time had been issued while the Company was a private entity. The options were valued using the minimum value method and are immaterial.

Non-Employees

The Company measures the fair value of stock-based compensation issued to non-employees as required under EITF No. 96-18, EITF Topic No. D-90 and FASB Interpretation No. 28. Accordingly, only the vested options and warrants at each reporting period date are recognized as compensation expense and additional paid-in capital. To the extent the fair value of the options and warrants decline and the cumulative required compensation expense is lower than the cumulative balance at the previous reporting period, no compensation expense is recorded. In no event does the Company record as a reduction in previously reported compensation.

PER SHARE INFORMATION

The Company presents basic loss per share ("EPS") and diluted EPS on the face of all statements of operations. Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities that are exercisable during or after the reporting period. In the event of a net loss, such incremental shares are not included in EPS since their effects are anti-dilutive. Effects of approximately 172,000, 1,914,000 and 4,080,000 potentially dilutive shares from options, warrants and convertible promissory notes, respectively, at June 30, 2005 were excluded from the weighted average dilutive shares outstanding because they would have been anti-dilutive in consideration of the net loss during the three and six months ended June 30, 2005. Effects of the 842,073 outstanding options outstanding for the three and six months ended June 30, 2004 were excluded in weighted average dilutive shares outstanding because of the net loss during the three and six months ended June 30, 2004.

COST OF REVENUE

Cost of revenues for the three and six months ended June 30, 2005 primarily relate to the cost of computer forensics salaries and forensics consultants. Costs of revenues relating to subscription revenues were negligible for the three and six months ended June 30, 2005.

IMPAIRMENTS OF INTANGIBLE ASSETS

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," acquired software is amortized over an estimated life of five years; trade names and goodwill, which have an indefinite life, are not amortized and will be evaluated at least annually. The evaluation will be performed by grouping the net book value of all long-lived assets for acquired businesses, including goodwill and other intangible assets, and comparing this value to the related estimated fair value. The determination of fair value will be based on estimated future discounted cash flows related to these long-lived assets. The discount rate that is to be used will be based on the risks associated with the acquired businesses. See Note 6 for a discussion on the impairment to the Company's intangible assets during the three and six month period ended June 30, 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share Based Payment" (SFAS 123R). Under SFAS 123R, companies will be required to recognize as expense the estimated fair value of all share-based payments to employees, including the fair value of employee stock options. Pro forma disclosure of the estimated impact of such awards is no longer an alternative to financial statement recognition. SFAS 123R is effective for public companies in the first annual reporting period beginning after June 15, 2005. Accordingly, the Company will adopt the provisions of SFAS 123R in its 2006 fiscal year.

There are two transition alternatives for public companies adopting the statement: the modified prospective method and the modified retrospective method. Under the modified prospective method, companies are required to recognize compensation costs for share-based payments to employees based on the grant date estimate of fair value from the beginning of the fiscal period in which the recognition provisions of SFAS 123R are first applied. Prior period financial information would not be restated under this method. Under the modified retrospective method, companies would restate prior periods to include the recognition of compensation cost based on amounts previously reported in the pro forma disclosures relating to stock based compensation under the existing requirements of SFAS 123, "Accounting for Stock-Based Compensation", such as is presented above in Note 1 to our unaudited financial statements. We have not yet determined which method of adoption we will elect.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections-A Replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable. SFAS No. 154 requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change of estimate affected by a change in accounting principle. SFAS No. 154 also carries forward without change the guidance in APB Opinion No. 20 with respect to accounting for changes in accounting estimates, changes in the reporting unit and correction of an error in previously issued financial statements. The Company is required to adopt SFAS No. 154 for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

Note 2 - Commitments and Contingencies
--------------------------------------


CAPITAL LEASES

The Company has entered into fourteen (14) leases for computer and other equipment. These leases are accounted for as capital leases. The leases range in term from 36 to 60 months and require aggregate monthly lease payments of approximately $18,800. The total amount of assets under these capital leases as of June 30, 2005 is approximately $609,000. The Company is currently in default of these leases. As such, each lease may be called at any time, therefore, all liabilities related to the capital leases have been presented as current liabilities on the consolidated balance sheet.

CONSULTING AGREEMENTS

On October 6, 2004, the Company entered into a two-year consulting agreement with Market Share Partners ("MSP") for the purpose of providing a strategic marketing development plan. As a part of the agreement, MSP was to provide the Company with the creation of marketing material, collateral design, creation and building of a website and oversight of branding efforts (including direct marketing materials, direct mail, direct response radio, email and interactive co-marketing materials). MSP received a warrant to purchase 581,483 shares of common stock at an exercise price of $3.25 per share that vests over the two years coinciding with the consulting agreement. In addition, the Company was obligated to pay monthly consulting fees of $46,500 to MSP over the term of the agreement.

On April 28, 2005, the Company terminated the consulting agreement with MSP. Under the termination provisions within the agreement: (i) options to purchase 70,000 shares of PivX common stock granted to two MSP employees were canceled as unvested; and (ii) the warrant issued to MSP was canceled and a new warrant for 145,371 shares of PivX common stock was issued at the same exercise price of $3.25 per share. No expense was recorded as a result of the termination.

On December 1, 2004, the Company entered into a services agreement with Vector Group International ("Vector") for the purpose of working with and introducing the Company's products to the U.S. Federal Government, its associated IT vendor community and the legal community. In connection with the two-year agreement, the Company was obligated to pay Vector $30,000 a month, which was paid in all stock in December 2004, stock and cash in January and February 2005 and was to be paid in all cash each month thereafter until December 2006, the expiration of the agreement. In addition to the payment, the Company granted an option to purchase 20,000 shares of the Company's common stock at an exercise price of $1.00 per share that vested immediately. On April 1, 2005, the Company cancelled its consulting contract with Vector. No additional expense was recorded in connection with this termination.

Note 3 - Related Party Transactions
-----------------------------------

On January 27, 2005, a shareholder who subsequently became the Chief Executive Officer of the Company advanced the Company a working capital loan in the amount of $115,000. The loan accrued interest at 2% per annum and was due in full on January 27, 2006. In connection with the issuance of the convertible debentures, the Company amended the Chief Executive Officer's note to reflect the same terms as the convertible debentures (see Note 4). Subsequent to June 30, 2005, the individual assigned his interest, rights and title to this note to a third party and thus the note has been reflected with the convertible notes on the accompanying consolidated balance sheet.

On April 4, 2005, the unrelated individual who subsequent became the Chief Executive Officer of the Company loaned the Company an additional $25,000 to cover expenses. The loan accrues interest at 2% per annum and is repayable in full on April 4, 2006.

On April 8, 2005, a former employee of the Company loaned the Company $30,000 to help cover operating expenses during the period. Under the terms of the note agreement, the note did not initially bear any interest and was due on April 13, 2005. If the note was not fully repaid by the due date, the note bears interest at a rate of $1,000 per week. As of June 30, 2005, the Company has repaid $7,500 on this note and accrued interest of $10,500 in accrued liabilities. The Company is currently seeking negotiations with the former employee to amend the interest portion of the note agreement.

On March 23, 2005, the two founders of the Company entered into a revolving loan agreement effective January 20, 2005, under which they were to advance the Company amounts not to exceed $500,000 outstanding at any one time. The agreement was to terminate on July 20, 2005 and all advances made up to July 20, 2005 would not bear any interest. If the advances were not fully repaid as of July 20, 2005, any remaining amounts outstanding were to bear interest at the rate of 10% per annum. Subsequently, on April 3, 2005, the Company entered into an amendment (the "Loan Amendment") to this promissory note and revolving loan agreement. The Loan Amendment modifies the repayment provisions of the original agreement to provide that for a 24 month term beginning on May 15, 2005, and on the 15th of every month thereafter, the Company will collectively pay the executives $19,584 per month, for a total of $470,000 by the end of the term. To date no payments have been made toward the amended loan. The Company is currently in discussions with the founders on further amending the repayment terms. In addition, pursuant to a letter agreement (the "Share Transfer Restriction Agreement") dated as of April 3, 2005, the founders agreed that for a period of six months beginning on May 15, 2005, they will not offer, sell, contract to sell, pledge, grant or otherwise dispose of more than 20,000 shares of common stock, par value $.001 per share, of the Company in any one-month period. In addition, as part of the Loan Amendment, accrued contractual salaries in the amount of $222,852 owed to the founders were forgiven. The forgiven amounts were accounted for as capital contributions and recorded in additional paid-in capital during the three and six months ended June 30, 2005.

Note 4 - Convertible Promissory Notes
-------------------------------------

During the quarter ended June 30, 2005, the Company received gross cash proceeds of $812,000 from the issuance of 12% redeemable Convertible Promissory Notes (the "Notes"). In addition, the holders received a warrant to purchase one-half share of common stock for every dollar invested, resulting in the issuance of warrants to purchase 406,000 shares of common stock. The Notes are convertible at the option of the holder at any time. The conversion price of the Notes is $0.15 per share of common stock. Interest on these Notes accrues from the execution date. Principle and interest shall become due and payable one year after the original execution date of the Note unless converted to common stock prior thereto. If the Notes are not repaid or converted with in two years of the execution date, the Company will deliver to the Note holder a security agreement granting a first priority security interest in the intellectual property held by the Company in the PreEmpt software.

Each warrant issued entitles the holder to purchase one of the Company's common shares and is exercisable at a price of $0.50 on or before the fifth anniversary date of the Note's execution. For accounting purposes, the relative fair value of warrants issued with the Notes is $118,672, using the Black-Scholes option pricing model assuming volatility of 167%, a risk free rate of 4.03%, an expected life of 5 years and no dividend yield and initially recorded this value as additional paid-in capital. The intrinsic value of the beneficial conversion feature is the amount by which the fair value of the underlying common shares at the date of the agreement exceeded the value of shares issuable based on the carrying value of the Notes, after reducing such carrying value for the fair value of the warrants. These assigned values were recorded as a reduction to the amount initially assigned to the Notes and as additional paid-in capital. There was no remaining balance to be recorded as a long-term liability after values were assigned to the warrants and the beneficial conversion feature. The carrying value of the liability is being accreted to the redemption value of the Notes over the one-year period beginning with the execution of the Notes.

During the six month period ended June 30, 2005, accretion expense of $25,500 has been recorded as a charge to the statement of operations, and an increase in the carrying value of the liability. Also during the period, $200,000 of these Notes were converted into 1,333,333 common shares in accordance with their original terms. As the $200,000 was fully discounted, the entire amount was accreted to interest expense upon the conversion.

Subsequent to June 30, 2005, the Company issued an additional $15,000 in convertible notes under the same offering and same terms as described above. Also subsequent to June 30, 2005, $115,000 of the Notes were converted into 766,667 shares of the Company's common stock.

Note 5 - Stockholders' Equity
-----------------------------

PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock. The preferred stock will be available in an amount adequate to provide for the Company's future needs. The additional shares will be available for issuance from time to time by the Company at the discretion of the board of directors with such rights, preferences and privileges as the board may determine. As of June 30, 2005 the Company had not issued any shares of preferred stock.

COMMON STOCK OFFERINGS

Stock issued for cash

On January 12, 2005, the Company began a private placement offering of up to 4 million shares of Common Stock at $1.50 per share to accredited investors, with each share purchased receiving a warrant to purchase a share of common stock with an exercise price of $4.00. These sales were exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") or Regulation D under the Securities Act. Subsequently, on April 5, 2005, the Company amended the private placement offering and reduced the purchase price on the shares of Common Stock to $0.50 and the exercise price of the related warrant to purchase a share of Common Stock to $3.00. Under the terms of the amended offering, as of June 30, 2005, a total of 2,907,950 shares have been issued or are committed to be issued for net cash proceeds of $1,419,850. In addition, the Company issued warrants to purchase 2,907,950 shares of common stock at an exercise price of $3.00. The warrants vest immediately and expire five (5) years from the subscription date. Using the Black Scholes model and assuming volatility of 167%, a risk free rate of 4.03%, an expected life of 5 years with no dividend yield, the warrants have a fair value of $0.97 per share or a total fair value of $2,820,712. A finder's fee of $34,125, payable in common stock, was issued in relation to this offering as of June 30, 2005. In addition, as of June 30, 2005 the Company has the obligation to issue an additional 300,000 shares of common stock which resulted in proceeds of $150,000. The $150,000 is recorded in committed common stock on the accompanying balance sheet.

During the six months ended June 30, 2004, the Company issued 1,159,542 shares of common stock for net cash proceeds of $1,650,097.

Stock issued for services

From time to time the Company has issued common stock to consultants for services performed. During the six months ended June 30, 2005, the Company issued 646,723 shares with a prescribed value of $419,828. In addition, the Company incurred the obligation to issue shares of common stock for services valued at $45,604. During the six months ended June 30, 2004, the Company issued a total of 254,250 shares of common stock valued at $357,500.

Stock option/stock issuance plan

On November 5, 2004, the Board of Directors of the Company approved the 2004 Incentive Stock Option Plan (the "Plan") under which all stock options issued by the Company to date have been granted. The maximum number of shares that can be issued under the Plan is 4,000,000. As of June 30, 2005 there are 750,000 options outstanding under the Plan. The options generally vest over a period between one and three years. Approximately 70,000 of the approved options contain option prices that are variable to the market price of the Company's common stock on date of vesting.

Employee options

During the six months ended June 30, 2005, the Company entered into employment agreements and offers for employment with certain key personnel, which provide options to purchase an aggregate of 130,000 shares.

Non-employee options and warrants

In March 2005, the Company issued 20,000 options to purchase the Company's common stock at an exercise price of $1.00 to Vector. The options vested immediately and expire 10 years from issuance. Using the Black-Scholes valuation model, the options were valued at $27,785 (assuming volatility of 340%, a risk free rate of 3.38%, an expected life of 5 years with no dividend yield) and immediately charged to expense.

In January 2005, the Company issued 20,000 warrants to purchase the Company's common stock at an exercise price of $1.15 to a consultant. The options vested immediately and expire 5 years from issuance. Using the Black-Scholes valuation model, the options were valued at $41,245 (assuming volatility of 340%, a risk free rate of 3.38%, an expected life of 5 years with no dividend yield).

In April 2005, the Company cancelled a consulting contract with Vector. In connection with the cancellation of the agreement, the Company reversed certain options granted to them in the previous year for prepaid services to be performed. The value of the options reversed, which was recorded in additional paid in capital, was $42,874.

Website purchase

On June 7, 2005, the Company entered into an agreement with a third party for the purchase of a website and its domain name. Additionally, the agreement calls for the seller to act as an advisor to the Company. The Company issued to the seller 270,000 options to purchase the Company's common stock at $0.25 per share as payment. Using the Black-Scholes valuation model, the options were valued at $69,700 (assuming volatility of 340%, a risk free rate of 3.38%, an expected life of 5 years with no dividend yield). The Company expensed the $69,700 during the six months ended June 30, 2005 as the options were fully vested.

Committed stock

On occasion, the Company enters into agreements to sell common stock for which cash has been received, but for which actual stock certificates are not issued at an accounting period end. Under these circumstances, the Company records committed common stock. Upon subsequent issuance of the certificates, the Company then reclassifies the committed stock to common stock and additional paid in capital. For the six months ended June 30, 2004, the company reclassified a net amount of $396,737 from committed stock to common stock and additional paid-in capital.

OTHER EQUITY TRANSACTIONS

Fair value of services

The current CEO of the Company took office on April 21, 2005 and has been performing services without a salary. Fair value of the CEO's salary expense from April 21, 2005 through June 30, 2005, had it been paid, was estimated to be $34,500. This amount has been reflected as contributed capital to the Company.

Re-pricing of shares

In the fall of 2004, the Company issued stock in a "friends and family" round of financing during which the Company sold shares of common stock at a price of $2.00 and $1.55 per share. Upon discovery of the pricing discrepancy, the Company amended the subscription agreements of those who purchased at $2.00 per share and issued additional shares to them sufficient to bring their cost basis per share to $1.55. In doing so, the Company issued an additional 146,825 shares of common stock valued at $40,964. This value was recorded under selling, general and administrative expense with the offset to common stock and additional paid-in capital in the accompanying financial statements.

Note 6 - Impairment of long-lived assets
----------------------------------------

During the quarter ended June 30, 2005, the Company conducted the annual review of its long-lived assets. The Company assessed the recoverability of the carrying value of software, trade name and goodwill stemming from the Threat Focus Acquisition in June 2004. The assessment resulted in an impairment loss of $1,709,571 according to the following: $572,715 relating to software, $83,300 relating to trade name and $1,053,556 relating to goodwill. This loss reflects the amount by which the carrying values of these assets exceeded their estimated fair values as was determined by their estimated future discounted cash flows.

Note 7 - Note receivable
------------------------

During the six months ended June 30, 2005, the Company collected a $100,000 note receivable that was written off during the year ended December 31, 2004. The credit has been recorded in general and administrative expense on the accompanying statement of operations.

Note 8 - Subsequent events
--------------------------

Subsequent to June 30, 2005, the Company issued approximately 1,551,488 shares of common stock for services rendered, conversion of Convertible Promissory Notes and conversion of committed common stock to common stock.

For additional events that occurred subsequent to June 30, 2005, refer to Notes 3 and 4.

PIVX SOLUTIONS, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

PLAN OF OPERATION

Since our inception, our revenues had been primarily generated from our security consulting services. In the last quarter of 2003, we elected to change the primary focus of our business model from a purely professional services-oriented business to a product-oriented business, with a focus on providing Proactive Threat Mitigation(TM) software products and services to the enterprise, government, education and consumer markets. We have recently begun to generate revenues from the licensing of our host-based intrusion prevention software, PreEmpt. PreEmpt is also sold under the name of Qwik-Fix Pro in certain avenues. By providing proactive solutions that protect computer users from worms, viruses and malware before they are attacked (rather than reactively in the manner of antivirus, firewall and intrusion detection solutions), we believe our software products have a competitive advantage in the network and desktop security market. We are leveraging our expert domain knowledge to create proactive solutions that effectively address today's increasing and omni-present problems of worms and viruses. PreEmpt uses Active System Hardening to protect Windows desktops, laptops and servers, by blocking the underlying vulnerabilities exploited by worms and viruses. Active System Hardening is the process PreEmpt uses to harden the Windows operating systems against attack, by encapsulating and deploying across customers' networks the expertise of our security researchers.

PreEmpt, our flagship software product, was available for shipment to the market on August 16, 2004. An earlier version of the product, called Qwik-Fix Pro Home, was tested in a free download beta release starting in October 2003 and was downloaded by tens of thousands of users worldwide, including many enterprise users. This product successfully demonstrated the concept behind Active System Hardening by protecting against many worms and viruses well before they were developed and released on the Internet due to shutting down the pathways by which they are deployed. Among the worms, viruses and malware that were protected against were: Bagle, Bizex, MyDoom, Doom Juice, Netsky, Blaster and the recent Sasser and its 37 plus variants. Moreover, PreEmpt defended its users against a "Zero Day" exploit that successfully attacked all versions of Windows, including a fully patched version of Windows XP SP2, on October 20, 2004. PreEmpt is an engineered and tested software product that extends that concept with a breadth of additional protections, improved user interface, and a management console that provides tools for group policy management and reporting of an enterprise installation of the product. PreEmpt also provides significant benefit to enterprises by reducing the urgency of distributing software patches across the network, allowing IT staff the extra time necessary to test patches from Microsoft to ensure that they do not interfere with the performance of their network or other applications. On July 25, 2005 we released version 2.0. The new version has a more user friendly interface and addresses the compatibility issues we experienced with our previous release. PreEmpt is generally sold on an annual subscription basis with discounts based on the numbers of seats and length of contract. While industry trends are favorable, we have no long term revenue history for a product of PreEmpt's type. Therefore, market acceptance of our software remains untested.

In addition to PreEmpt, additional revenues are being generated from our service offerings in the areas of computer forensics, security quality assurance, vulnerability alerts and network scans. These services will serve both to provide a revenue stream and an on-going source of access to real-world business problems, resulting in continued critical input into our product development roadmap.

PreView, our new Security Assessment and Scoring tool was released on March 21, 2005. PreView is the first security application that lets users understand the relative security of their Windows computer against known threats by providing a numerical score. By examining the four critical elements in a layered security approach, we are able to generate a Security Score. This Security Score is based on the core system security configurations, installed commercial security software, installed security patches, and how effective the user's firewall protection is configured. PreView's Security Score is analogous to a credit score. PreView looks at all of the core risk areas on a user's computer, compares that against known threats and assigns a risk score to each area. Users are able to obtain an overall picture of their computer's security health, and identify measures as to what they can do to improve their Security Score.

Initially distributed for free, PreView has been driving increases in PreEmpt

Home user trials and has been a key driver toward developing new OEM and third-party relationships. What PreView brings to an OEM relationship is a platform that can easily and quickly be re-branded and enable the partner to target the security results toward their products and services. This will create potential new revenue opportunities to be created because PreView can then recommend specific security products based on the actual weaknesses discovered on a given user's PC. PreView is a tool that uses the world class security research from PivX labs to evaluate thousands of Windows system options and compares those against known threats (viruses, worms, trojans, malware, etc.) and displays an easy to understand matrix to show users if they are protected against those threats.

The market pressures that validate the opportunity for PreEmpt are apparent to others and therefore we expect to experience direct competition in the marketplace although we are not aware of any product in the market today that delivers the same capability as PreEmpt. The closest competitor is a UK-based company, PrevX. Their product offering includes some features of PreEmpt, but is primarily a traditional behavioral, intrusion prevention solution that relies on complex rule sets to trap abnormal or potentially malicious behavior. We also expect to compete to some extent with anti-virus vendors as they also provide desktop computer security protection. However, their approach is reactive and our approach is proactive, which is an important distinction. We have engaged with several analysts who believe that we are unique in our approach.

We will pursue revenue opportunities outside of North America through partners and distributors in those regions. On September 16, 2004 we entered into a Master Reseller Agreement with Detto Technologies to be the exclusive North American reseller for the Consumer PC OEMs and retail channel. On June 7, 2005, we signed a reseller agreement to have PreEmpt sold in Europe through Preventon, a software security provider to internet service providers and their subscribers.

In April 2004, our Chief Executive Officer and Chief Technology Officer resigned. We have brought in new management. Under new management, we have been aggressively cutting costs where ever possible through headcount reductions and limiting non-essential expenditures. We expect to maintain or reduce our monthly cash expenditures going forward. Subsequent to March 31, 2005, were have implemented cost controls and reduced our staff to 17 employees as of June 30, 2005.

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION

We recognize software license fee revenue in accordance with the provisions of Statement of Position ("SOP") 97-2 "Software Revenue Recognition," as amended by SOP 98-9, "Software Revenue Recognition, With Respect to Certain Transactions." Software license fees are charged for licenses for security software to be delivered to customers for in-house applications. Licenses range from recurring one month agreements to quarterly or annual agreements. Revenues from single-element software license agreements will be recognized upon installation and acceptance of the software. Revenues from software arrangements involving multiple elements will be allocated to the individual elements based on their relative fair values. Maintenance and rights to unspecified upgrades, as well as subscriptions to licenses will be reported ratably. To date predominantly all of our software license fee revenues have been on the subscription basis and recognized ratably over the subscription period.

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

Stock-based compensation issued to non-employees and consultants since March 2004 has been and will be measured at fair value using the Black-Scholes valuation model.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flow during the three and six months ended June 30, 2005 and 2004. This discussion should be read in conjunction with the consolidated financial statements and financial statement footnotes included elsewhere in this report and in our most recent Annual Report on Form 10-KSB as well as our amended Annual Report of Form 10-KSB/A.

RESULTS OF OPERATIONS: THREE MONTHS ENDED JUNE 30, 2005 AND 2004

The following table sets forth the percentage relationship to total revenues of items included in the Company's Consolidated Statements of Operations for the quarters ended June 30, 2005 and 2004.

REVENUES

LICENSE REVENUES


         -------------------- ----------------- ---------------- --------------
                                Three months      Three months       Change
                                ended June 30,   ended June 30,
                                     2005             2004
         -------------------- ----------------- ---------------- --------------
          License Revenues         $ 51,119          $4,409         $ 46,710
         -------------------- ----------------- ---------------- --------------
         % to Total Revenues           38.3%             100%
         -------------------- ----------------- ---------------- --------------


Our license revenues in the second quarter of 2005 increased by $46,710 from $4,409 in 2004 to $51,119 in 2005. The increase is primarily due to the launch of PreEmpt, also sold as Qwik-Fix Pro in certain venues, in August 2004 whereby the three months ended June 30, 2005 contained Pre-Empt sales and the same quarter of the prior year did not.

CONSULTING REVENUES


         -------------------- ----------------- ----------------- -------------
                                 Three months      Three months      Change
                                ended June 30,    ended June 30,
                                     2005              2004
         -------------------- ----------------- ----------------- -------------
         Consulting Revenues       $ 82,361            $ 0          $ 82,361
         -------------------- ----------------- ----------------- -------------
         % to Total Revenues           61.7%           n/a %
         -------------------- ----------------- ----------------- -------------


Consulting services in the second quarter of 2005 primarily relate to computer forensic work and related expert testimony.We had no computer forensic consulting services in the same quarter of the prior year.

As discussed above under "Plan of Operation", we have shifted our business model from generating revenue from consulting services to the licensing of our products. As a result, we expect that consulting revenue will continue to increase from current levels, but decrease as a percentage of total revenue as we anticipate gains in market acceptance of PreEmpt.


COST OF REVENUES


         -------------------- ----------------- ------------------ ------------
                                 Three months      Three months       Change
                                ended June 30,    ended June 30,
                                     2005              2004
         -------------------- ----------------- ------------------ ------------
          Cost of Revenues         $ 46,826            $ 0           $ 46,826
         -------------------- ----------------- ------------------ ------------
         % to Total Revenue            35.1%           n/a%
         -------------------- ----------------- ------------------ ------------

While revenues increased, our cost of revenues also increased by $46,826 in the second quarter of 2005 compared to the second quarter of 2004. The increase is primarily the result of our direct costs associated with our computer forensic services. It also includes the direct cost of travel and other costs associated with our computer forensic services.

OPERATING EXPENSES


SELLING

         -------------------- ----------------- ------------------ -------------
                                 Three months      Three months       Change
                                ended June 30,    ended June 30,
                                     2005              2004
         -------------------- ----------------- ------------------ -------------
               Selling            $ 162,026            $ 0           $ 162,026
         -------------------- ----------------- ------------------ -------------
         % of Total Revenue           121.4%           n/a%
         -------------------- ----------------- ------------------ -------------


Selling expenses consist of salaries and employee benefits for sales and marketing personnel, as well as direct selling expenses such as advertising and travel. The Company uses a direct sales force for sales of PreEmpt as well as sales distributors.

GENERAL AND ADMINISTRATIVE


         -------------------- ------------------ ------------------ ------------
                                 Three months       Three months       Change
                                ended June 30,     ended June 30,
                                     2005               2004
         -------------------- ------------------ ------------------ ------------
             General and         $ 1,184,828         $ 937,269        $ 247,559
           Administrative
         -------------------- ------------------ ------------------ ------------
         % of Total Revenue            887.6%             n/a%
         -------------------- ------------------ ------------------ ------------


General and administrative expenses consist of salaries and employee benefits for finance, information technology, human resources and general management personnel as well as corporate expenses such as the cost of consultants, marketing, insurance, facilities, telephone and other.


RESEARCH AND DEVELOPMENT


         -------------------- ------------------ ------------------ ------------
                                 Three months       Three months       Change
                                ended June 30,     ended June 30,
                                     2005               2004
         -------------------- ------------------ ------------------ ------------
            Research and          $ 158,564          $ 338,929       $ (180,365)
             Development
         -------------------- ------------------ ------------------ ------------
         % to Total Revenues          118.8%              n/a%
         -------------------- ------------------ ------------------ ------------


Research and development expenses consist primarily of salaries and benefits for software developers as well as an allocation of corporate expenses such as corporate insurance, telephone, rent, depreciation, and other allocable expenses.

Research and development expenses decreased $180,365, or 53%, in the second quarter of 2005 as compared to the second quarter of 2004 due primarily to lower headcounts and lesser utilization of outside consultants as PreEmpt has been developed whereas in the prior year it was still being developed.

IMPAIRMENT LOSS ON LONG LIVED ASSETS

During the quarter ended June 30, 2005, the Company conducted the annual review of its long lived assets. The Company assessed the recoverability of the carrying value of software, tradename and goodwill stemming from the Threat Focus Acquisition. The assessment resulted in an impairment loss of $1,709,571 according to the following: $693,715 relating to software, $97,300 relating to trade name and $1,053,556 relating to goodwill.This loss reflects the amount by which the carrying values of these assets exceeded their estimated fair values as were determined by their estimated future discounted cash flows.


INTEREST EXPENSE


         -------------------- ------------------ ------------------ ------------
                                 Three months       Three months       Change
                                ended June 30,     ended June 30,
                                     2005               2004
         -------------------- ------------------ ------------------ ------------
          Interest Expense        $ 261,553           $ 3,347         $258,206
         -------------------- ------------------ ------------------ ------------
         % of Total Revenue           195.9%             75.9%
         -------------------- ------------------ ------------------ ------------

Interest expense increased primarily due to $225,500 of accretion relating to the discount on our convertible notes. Additionally, we incurred the imputed interest charged on our 14 capital leases. The Company did not have any such expenses in the same quarter of the prior year.


RESULTS OF OPERATIONS:  SIX MONTHS ENDED JUNE 30, 2005 AND 2004

The following table sets forth the percentage relationship to total revenues of items included in the Company's Consolidated Statements of Operations for the six month periods ended June 30, 2005 and 2004.

REVENUES

LICENSE REVENUES


         -------------------- ------------------ ------------------ ------------
                               Six months ended   Six months ended     Change
                                June 30, 2005      June 30, 2004
         -------------------- ------------------ ------------------ ------------
          License Revenues         $ 81,666            $4,409         $ 77,257
         -------------------- ------------------ ------------------ ------------
         % to Total Revenues           27.8%             15.5%
         -------------------- ------------------ ------------------ ------------


Our license revenues in the six months ended June 30, 2005 increased by $77,257 from $4,409 in 2004 to $81,666 in 2005. The increase is primarily due to the launch of PreEmpt, also sold as Qwik-Fix Pro in certain venues, in August 2004 whereby the Six months ended June 30, 2005 contained Pre-Empt sales and the same quarter of the prior year did not.


CONSULTING REVENUES


         -------------------- ------------------ ------------------ ------------
                               Six months ended   Six months ended     Change
                                June 30, 2005      June 30, 2004
         -------------------- ------------------ ------------------ ------------
         Consulting Revenues      $ 212,485           $ 24,000        $ 188,485
         -------------------- ------------------ ------------------ ------------
         % to Total Revenues           72.2%              84.5%
         -------------------- ------------------ ------------------ ------------


Consulting services for the six months ended June 2005 primarily relate to computer forensic work and related expert testimony.We had no computer forensic consulting services in the same period of the prior year, but did perform information security consulting services.

As discussed above under "Plan of Operation", we have shifted our business model from generating revenue from consulting services to the licensing of our products. As a result, we expect that consulting revenue will continue to increase from current levels, but decrease as a percentage of total revenue as we anticipate gains in market acceptance of PreEmpt.

COST OF REVENUES


         -------------------- ------------------- ------------------ -----------
                               Six months ended    Six months ended    Change
                                June 30, 2005       June 30, 2004
         -------------------- ------------------- ------------------ -----------
          Cost of Revenues        $ 199,073              $ 0          $ 199,073
         -------------------- ------------------- ------------------ -----------
         % to Total Revenue            67.7%             n/a%
         -------------------- ------------------- ------------------ -----------


While revenues increased, our cost of revenues also increased by $199,073 in the six months ended June 30, 2005 compared to the same period of 2004. The increase is primarily the result of our direct costs associated with our computer forensic services. It also includes the direct cost of travel and other direct costs associated with our computer forensic services.

OPERATING EXPENSES


SELLING


         -------------------- ------------------ ------------------ ------------
                               Six months ended   Six months ended     Change
                                June 30, 2005      June 30, 2004
         -------------------- ------------------ ------------------ ------------
               Selling            $ 546,828             $ 0           $ 546,828
         -------------------- ------------------ ------------------ ------------
         % of Total Revenue           185.9%            n/a%
         -------------------- ------------------ ------------------ ------------


Selling expenses consist of salaries and employee benefits for sales and marketing personnel, as well as direct selling expenses such as advertising and travel. The Company uses a direct sales force for sales of PreEmpt as well as sales distributors.


GENERAL AND ADMINISTRATIVE


         -------------------- ------------------ ------------------ ------------
                               Six months ended   Six months ended     Change
                                June 30, 2005      June 30, 2004
         -------------------- ------------------ ------------------ ------------
             General and         $ 3,249,758        $ 1,358,362      $ 1,891,396
           Administrative
         -------------------- ------------------ ------------------ ------------
         % of Total Revenue           1104.7%              n/a%
         -------------------- ------------------ ------------------ ------------


General and administrative expenses consist of salaries and employee benefits for finance, information technology, human resources and general management personnel as well as corporate expenses such as the cost of consultants, marketing, insurance, facilities, telephone and other. The Company increased headcount significantly in the first quarter of 2005 to a high of 42 employees which was later decreased to 17 by June 30, 2005.


RESEARCH AND DEVELOPMENT


         -------------------- ------------------ ------------------ -----------
                               Six months ended   Six months ended    Change
                                June 30, 2005      June 30, 2004
         -------------------- ------------------ ------------------ -----------
            Research and          $ 437,985          $ 365,743       $ 72,242
             Development
         -------------------- ------------------ ------------------ -----------
         % to Total Revenues          148.9%               n/a%
         -------------------- ------------------ ------------------ -----------

Research and development expenses consist primarily of salaries and benefits for software developers as well as an allocation of corporate expenses such as corporate insurance, telephone, rent, depreciation, and other allocable expenses.

Research and development expenses increased $72,242, or 19.8 %, in the six months ended June 30, 2005 as compared to the same period of 2004 due primarily to the Company preparation of PreEmpt version 2.0 which was publicly released on July 25, 2005.

IMPAIRMENT LOSS ON LONG LIVED ASSETS

During the quarter ended June 30, 2005, the Company conducted the annual review of its long lived assets. The Company assessed the recoverability of the carrying value of software, tradename and goodwill stemming from the Threat Focus Acquisition. The assessment resulted in an impairment loss of $1,709,571 according to the following: $572,715 relating to software, $83,300 relating to trade name and $1,053,556 relating to goodwill.This loss reflects the amount by which the carrying values of these assets exceeded their estimated fair values as were determined by their estimated future discounted cash flows.


 INTEREST EXPENSE


         -------------------- ------------------ ------------------ ------------
                               Six months ended   Six months ended    Change
                                June 30, 2005      June 30, 2004
         -------------------- ------------------ ------------------ ------------
          Interest Expense        $ 281,935           $ 3,347        $ 278,588
         -------------------- ------------------ ------------------ ------------
         % of Total Revenue            95.8%             11.8%
         -------------------- ------------------ ------------------ ------------


Interest expense increased primarily due to $225,500 of accretion relating to the discount on our convertible notes. Additionally, we incurred the imputed interest charged on our 14 capital leases. The Company did not have any such expenses in the same period of the prior year.

CASH POSITION AND USES OF CASH

During the six months ended June 30, 2005, we used $2,858,775 in cash in our operating activities, as compared to $1,170,230 for the six months ended June 30, 2004. We continued to use cash to fund operations and overhead costs through June 30, 2005. However, we initiated significant cost reductions during the quarter ended June 30, 2005, which we expect to see the benefit of in future periods.

During the six months ended June 30, 2005, our financing activities provided cash through placements of common stock and debt issuances and related-party loans in the aggregate amount of $2,823,884 as compared to $1,847,552 for the six months ended June 30, 2004.

Given our negative working capital situation, we must manage the use of cash with extraordinary attention. Should we be unable to satisfy our liabilities on a timely basis through the payment of cash or issuance of equities, our operations may be negatively impacted and we may be forced into bankruptcy.

LIQUIDITY AND CASH RESOURCES

The accompanying consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-QSB, have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation as a going concern. We have incurred a net loss of $6,130,999 for the six months ended June 30, 2005. As of June 30, 2005, we had an accumulated deficit of $16,070,238. At June 30, 2005, we had negative working capital of $2,036,712. We need additional capital to market PreEmpt and fund losses from operations as we build revenue and strive to achieve profitability.

Should the Company be unable to raise sufficient funds, its ability to continue as a going concern will be materially adversely affected. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We are currently in discussions with capital funding sources.

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

WE HAVE A HISTORY OF LOSSES AND WE MAY NEVER BECOME PROFITABLE.

We have experienced as net loss of approximately $6.3 million for the first six months of 2005. We have also experienced net losses of $8.6 million and $0.6 million in fiscal 2004 and 2003, respectively, and we expect to continue to incur significant net losses for the foreseeable future. While we are unable to predict accurately our future operating expenses, we currently expect these expenses to increase substantially, as we, among other things:

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

We will need to significantly increase our revenues to achieve and maintain profitability. If we fail to increase revenues from subscription fees to PreEmpt, we will continue to experience losses indefinitely. We may not be able to achieve or maintain profitability. We also may fail to accurately estimate and assess our increased operating expenses as we grow. If our operating expenses exceed our expectations, our business, operating results and financial condition may be materially adversely affected.

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

OUR COMMON STOCK IS SUBJECT TO THE SEC'S PENNY STOCK RULES AND THEREFORE OUR STOCKHOLDERS MAY FIND IT DIFFICULT TO SELL THEIR STOCK.

The trading price of our common stock has been less that $5.00 per share and, therefore, is subject to the SEC's penny stock rules. Before a broker-dealer can sell a penny stock, the penny stock rules require that the firm first approve the transaction and receive from the customer a written agreement to the transaction. The firm must furnish the customer a document describing the risks of investing in penny stocks. The broker-dealer must tell the customer the current market quotation, if any, for the penny stock and the compensation the firm and its broker will receive for the trade. Finally, the firm must send monthly account statements showing the market value of each penny stock held in the customer's account. These disclosure requirements tend to make it more difficult for a broker-dealer to make a market in penny stocks, and could reduce the level of trading activity in a stock that is subject to the penny stock rules. Consequently, because our common stock is subject to the penny stock rules, our stockholders may find it difficult to sell their shares.

WE ARE AN EARLY-STAGE COMPANY WITH AN UNPROVEN BUSINESS MODEL, WHICH MAKES IT DIFFICULT TO EVALUATE OUR CURRENT BUSINESS AND FUTURE PROSPECTS.

We have only a limited operating history upon which to base an evaluation of our current business and future prospects. We released our commercial version of PreEmpt in August 2004, and we have directed a majority of our focus on this market. As a result, the revenue and income potential of our business and our market are unproven. Because of our limited operating history and because the market for security software products and services is relatively new and rapidly evolving, we have limited insight into trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business.

We may not be able to successfully address any or all of these risks. Failure to adequately do so could cause our business, results of operations and financial condition to suffer.

OUR INDEPENDENT AUDITORS' OPINION ON OUR AUDITED FINANCIAL STATEMENTS AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2004 INCLUDES A GOING CONCERN QUALIFICATION.

Our independent auditors have included an explanatory paragraph in their audit report issued in connection with our financial statements that states that our recurring operating losses since inception raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time.

Since inception, we have satisfied our capital needs primarily by issuing equity securities. With the introduction of our primary product into the market and following the results of the first evaluation sales, our management now believes that we will begin to generate revenues during calendar 2005. There is no guarantee that the product will be accepted or provide a marketable advantage and therefore no guarantee that the product will ever be profitable. In addition, we plan to ensure that sufficient capital will be available to provide for our capital needs with minimal borrowings and may issue equity securities to ensure that this is the case. However, there is no guarantee that we will be successful in obtaining sufficient capital through borrowings or selling equity securities. Obtaining additional financing may be more difficult because of the uncertainty regarding our ability to continue as a going concern. If we are unable to generate revenues or profits from our product sales or we are unable to secure additional financing on acceptable terms or at all, we may be forced to reduce or discontinue product development, reduce or forgo sales and marketing efforts or forgo attractive business opportunities to improve our liquidity to enable us to continue operations.

BECAUSE WE EXPECT TO DERIVE THE MAJORITY OF OUR FUTURE REVENUE FROM SUBSCRIPTION FEES, ANY FAILURE OF OUR PRODUCT TO SATISFY CUSTOMER DEMANDS OR TO ACHIEVE MORE WIDESPREAD MARKET ACCEPTANCE WILL SERIOUSLY HARM OUR BUSINESS.

We have traditionally relied on forensics and consulting fees, but with the introduction of PreEmpt substantially all of our future revenues are expected to come from software subscriptions. We expect this trend will continue for the foreseeable future. As a result, if for any reason revenues from PreEmpt and other software products decline or do not grow as rapidly as we anticipate, our operating results and our business will be significantly impaired. If PreEmpt fails to meet the needs of our target customers, or if it does not compare favorably in price and performance to competing products, our growth will be limited. We cannot assure you that PreEmpt will achieve continued market acceptance. Our future financial performance also will depend, in part, on our ability to diversify our offerings by successfully developing, introducing and gaining customer acceptance of new products and enhanced versions of PreEmpt. We cannot assure you, however, that we will be successful in achieving market acceptance of any new products that we develop or of enhanced versions of PreEmpt. Any failure or delay in diversifying our existing offerings could harm our business, results of operations and financial condition.

THE MARKET FOR NETWORK SECURITY PRODUCTS IS EMERGING, AND IF WE ARE NOT SUCCESSFUL IN PROMOTING AWARENESS OF THE NEED FOR PREEMPT AND OUR PREEMPT BRAND, OUR GROWTH MAY BE LIMITED.

Based on our experience with customers and potential customers, we believe that many corporations are unaware of the scope of problems caused by worms and viruses. In addition, there may be a time-limited opportunity to achieve and maintain a significant share of the market for network security software products due in part to the emerging nature of this market and the substantial resources available to our existing and potential competitors. We intend to commit significant capital to promote awareness of the problems caused by worms and viruses and the efficiency of PreEmpt to proactively prevent this threat, but we cannot assure you that we will be successful in this effort. The market for PreEmpt may develop more slowly than we expect, which could adversely affect our operating results. Developing and maintaining awareness of PreEmpt is critical to achieving widespread acceptance of our existing and future Internet management products. Furthermore, we believe that the importance of brand recognition will increase as competition in our market develops. Successful promotion of our PreEmpt brand will depend largely on the effectiveness of our marketing efforts and on our ability to develop reliable and useful products at competitive prices. If we fail to successfully promote PreEmpt, or if our expenses to promote and maintain the PreEmpt brand are greater than anticipated, our results of operations and financial condition could suffer.

WE MUST DEVELOP AND EXPAND OUR INDIRECT SALES CHANNELS TO INCREASE REVENUE AND IMPROVE OUR OPERATING RESULTS.

We currently sell our products both indirectly and directly; however, we intend to rely increasingly on our indirect sales channels. We depend on our indirect sales channels, including value-added resellers, distributors and original equipment manufacturers, to offer PreEmpt to a larger customer base than we can reach through our direct sales efforts. We will need to expand our existing relationships and enter into new relationships to increase our current and future market share and revenue. We cannot assure you that we will be able to maintain and expand our existing relationships or enter into new relationships, or that any new relationships will be available on commercially reasonable terms. If we are unable to maintain and expand our existing relationships or enter into new relationships, we would lose customer introductions and co-marketing benefits and our operating results could suffer.

OUR RELIANCE ON INDIRECT SALES CHANNELS COULD RESULT IN REDUCED REVENUE GROWTH BECAUSE WE HAVE LITTLE CONTROL OVER OUR VALUE-ADDED RESELLERS, DISTRIBUTORS AND ORIGINAL EQUIPMENT MANUFACTURERS.

We anticipate that sales from our various indirect sales channels, including value-added resellers, distributors, original equipment manufacturers, and others, will account for an increasing percentage of our total revenues in future periods. None of these parties is obligated to continue selling our products or to make any purchases from us. Our ability to generate increased revenue depends significantly upon the ability and willingness of our indirect sales channels to market and sell our products to organizations worldwide. If they are unsuccessful in their efforts, our operating results will suffer. We cannot control the level of effort these parties expend or the extent to which any of them will be successful in marketing and selling our products. Many of our indirect sales channels also market and sell products that compete with PreEmpt. We may not be able to prevent these parties from devoting greater resources to support our competitors' products.

WE FACE INCREASING COMPETITION FROM BETTER ESTABLISHED COMPANIES THAT MAY HAVE SIGNIFICANTLY GREATER RESOURCES, WHICH COULD PREVENT US FROM INCREASING REVENUE OR ACHIEVING PROFITABILITY.

The market for our products is intensely competitive and is likely to become even more so in the future. Increased competition could result in pricing pressures, reduced sales, reduced margins or the failure of PreEmpt to achieve or maintain more widespread market acceptance, any of which would have a material adverse effect on our business, results of operations and financial condition. Our current principal competitors include Symantec Corporation, McAfee, Inc., Cisco Systems, Inc., Sophos Plc, PrevX Limited, Panda Software, and Trend Micro Incorporated.

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

OUR FUTURE GROWTH DEPENDS ON OUR EXISTING CUSTOMERS RENEWING AND PURCHASING ADDITIONAL SUBSCRIPTIONS TO PREEMPT.

Our future success depends on achieving substantial revenue from customer renewals for subscriptions to PreEmpt. Subscriptions for PreEmpt typically have duration of 12 months. Our customers have no obligation to renew their subscriptions upon expiration. We cannot assure you that we will generate significant revenue from renewals. To maintain our revenues we must continue to sell renewal subscriptions.

Our future success also depends on our ability to sell subscriptions to existing customers for additional employees within their respective organizations. This may require increasingly sophisticated sales efforts targeting senior management and other management personnel associated with our customers' infrastructure.

PREEMPT MAY NOT MEET CUSTOMER EXPECTATIONS.

We may not succeed in accurately preventing worms and viruses with PreEmpt to meet our customers' expectations. Any failure by PreEmpt to prevent a breach of an enterprise network or home user desktop security will impair the growth of our business and our efforts to increase brand acceptance.

PREEMPT MAY FAIL TO KEEP PACE WITH THE RAPID GROWTH AND TECHNOLOGICAL CHANGE OF THE INTERNET.

The success of PreEmpt depends on the breadth and accuracy of our security software. We cannot assure that our software will be able to keep pace with the growth in complexity of worms and viruses. Further, the ongoing evolution of network security will require us to continually improve the functionality, features and reliability of our software. Any failure of our software to keep pace with the rapid growth and technological changes will impair market acceptance, which in turn will harm our business, results of operations and financial condition.


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

To execute our growth plan, we must attract and retain highly qualified personnel. We need to retain personnel in virtually all operational areas, including selling and marketing, research and development, operations and technical support, customer service and administration. Competition for these personnel is intense, especially for engineers with high levels of experience in designing and developing software products. We cannot assure you that we will be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we fail to attract new personnel or retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

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

ANY FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS COULD IMPAIR OUR ABILITY TO PROTECT OUR PROPRIETARY TECHNOLOGY AND ESTABLISH OUR PREEMPT BRAND.

Intellectual property is critical to our success, and we rely upon trademark, copyright and trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our PreEmpt brand. Any of our trademarks may be challenged by others or invalidated through administrative process or litigation. We currently have no issued patents and may be unable to obtain patent protection in the future. In addition, any issued patents may not provide us with any competitive advantages, or may be challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our products are available. The laws of some foreign countries may not be as protective of intellectual property rights as United States laws, and mechanisms for enforcement of intellectual property rights may be inadequate. As a result, we cannot assure you that our means of protecting our proprietary technology and brands will be adequate. Furthermore, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. Any such infringement or misappropriation could have a material adverse effect on our business, results of operations and financial condition.

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

WE MAY NOT BE ABLE TO DEVELOP ACCEPTABLE NEW PRODUCTS OR ENHANCEMENTS TO OUR EXISTING PRODUCTS AT A RATE REQUIRED BY OUR RAPIDLY CHANGING MARKET.

Our future success depends on our ability to develop new products or enhancements to our existing products that keep pace with rapid technological developments and that address the changing needs of our customers. We will need to continuously modify and enhance PreEmpt to keep pace with changes in Internet-related hardware, software, communication and browser technologies. We may not be successful in either developing such products or timely introducing them to the market. In addition, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could increase our research and development expenses. The failure of our products to operate effectively with the existing and future network platforms and technologies will limit or reduce the market for our products, result in customer dissatisfaction and seriously harm our business, results of operations and financial condition.

OTHER VENDORS MAY DEVELOP PRODUCTS SIMILAR TO OURS FOR INCORPORATION INTO THEIR HARDWARE OR SOFTWARE, AND THEREBY REDUCE DEMAND FOR PREEMPT.

In the future, vendors of Internet-related hardware and software may enhance their products or develop separate products that include functions that are currently provided by PreEmpt. If network security software functions become standard features of Internet-related hardware or software, the demand for PreEmpt will decrease.

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

Products as complex as ours frequently contain undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found errors in versions of PreEmpt, and we may find such errors in the future. The occurrence of errors could adversely affect sales of our products, divert the attention of engineering personnel from our product development efforts and cause significant customer relations problems. Because customers rely on PreEmpt to prevent worms and viruses, any significant defects or errors in our products may result in negative publicity or legal claims. Negative publicity or legal claims could seriously harm our business, results of operations and financial condition.

ITEM 3.CONTROLS AND PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures for the three and six months ended June 30, 2005. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective, to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the requisite time periods.

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

PART II.OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
            None.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the fiscal quarter ended June 30, 2005, the Company issued and sold an aggregate of approximately $812,000 in principal amount of Convertible Promissory Notes (the "Notes"). The Notes are convertible into shares of Common Stock at a conversion price of $0.15 per share. The Notes bear interest at an annual rate of 12% and mature one year after the date of issuance. In addition, each investor received warrants to purchase a number of additional shares of Common Stock equal to fifty percent (50%) of the principal amount of the their Notes at an exercise price of $0.50 per share. If all Notes were converted and all warrants exercised, a total of 5,819,333 shares of Common Stock would be issued. The Notes were issued to an aggregate of 14 investors of whom 6 were residents of the United States. All investors were "accredited investors." The securities were issued in a transaction not involving a public offering and were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 (including Regulation D promulgated thereunder) or were exempt from registration pursuant to Regulation S promulgated under Section 5 of the Securities Act of 1933. The entities and individuals to whom the securities were issued had access to full information concerning the Company. The instruments representing the securities contain a restrictive legend advising that the securities may not be offered for sale, sold or otherwise transferred without having first been registered under the Securities Act of 1933 or pursuant to an exemption from registration under such act. The securities were placed directly by the Company and by Falcon Capital which served as a placement agent for the Company.

[What about shares issued in the private placement and shares issued for services?]

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
            None.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            None.

ITEM 5.     OTHER INFORMATION
            None.

ITEM 6.     EXHIBITS [not required in current Form 10-QSB requirements]
EXHIBITS          DESCRIPTION

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

                           PIVX SOLUTIONS, INC.

August 22, 2005            By: /s/ Tydus Richards
                               -----------------------------
                               Tydus Richards
                               Chief Executive Officer

August 22, 2005            By: /s/ Vance Ito
                               -----------------------------
                               Vance Ito
                               Controller and Treasurer
                               (Principal Financial Officer)