Form 10QSB
period 2005-09-30
PivX Solutions, Inc.
filed 2005-11-25
CIK 1160420

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ________________ to _______________

                                    000-33625
                            (Commission file number)

                              PIVX SOLUTIONS, INC.
        (Exact name of small business issuer as specified in its charter)

          NEVADA                                             87-0618509
(State or other jurisdiction                      (IRS Employer of incorporation
    Identification No.)                                   or organization)

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

                                 Yes [X] No [ ]


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

                                 Yes [ ] No [X]


The number of shares of common stock outstanding as of November 14, 2005 was 31,351,718

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                              PIVX SOLUTIONS, INC.
                                Table of Contents

                                                                            Page
                                                                          Number

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements                                               2

            Consolidated Balance Sheet as of September 30, 2005 (unaudited)    2

            Consolidated Statements of Operations for the three and nine
              months ended September 30, 2005 and2004 (unaudited)              3

            Consolidated Statement of Stockholders' Deficit for the
              nine months ended September 30, 2005 (unaudited)                 4

            Consolidated Statements of Cash Flows for the nine months
              ended September 30, 2005 and 2004 (unaudited)                    5

            Notes to Consolidated Financial Statements (unaudited)             6

Item 2.     Management's Discussion and Analysis or Plan of Operations        14

Item 3.     Controls and Procedures                                           26

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                 27

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds       27

Item 3.     Defaults Upon Senior Securities                                   27

Item 4.     Submission of Matters to a Vote of Security Holders               27

Item 5.     Other Information                                                 27

Item 6.     Exhibits                                                          27

            SIGNATURES                                                        28

            Exhibits:
            Exhibit 31.1 - Chief Executive and Principal Financial Officer
                           Certification
            Exhibit 32.1 - Certification pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                      PIVX SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                               September 30, 2005
ASSETS
Current assets:
     Accounts receivable, net of allowance for doubtful accounts of $73,575   $    110,306
     Other current assets                                                           34,033
                                                                              ------------
         Total current assets                                                      144,339

     Property and equipment (Note 6)                                                10,001
     Intangible assets, net of accumulated amortization of $15,531 (Note 6)        166,138
     Other assets                                                                   31,416
                                                                              ------------
         Total assets                                                         $    351,894
                                                                              ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                                                         $  1,165,143
     Accrued liabilities                                                           437,430
     Related party loans (Note 3)                                                  562,500
     Deferred revenue                                                               68,506
     Convertible notes, net of discount of $403,499 (Note 4)                       168,501
     Capital lease liabilities (Note 2)                                            458,537
                                                                              ------------
         Total current liabilities                                               2,860,617
                                                                              ------------

         Total liabilities                                                       2,860,617
                                                                              ------------

Commitments and contingencies (Note 2)                                                  --

Stockholders' deficit (Note 5):
Preferred stock, 10,000,000 shares authorized, none outstanding                         --
Common stock, $.001 par value; 100,000,000 shares authorized,
   31,351,718 shares issued and outstanding                                         31,352
Committed common stock                                                             497,820
Additional paid-in capital                                                      15,307,301
Deferred compensation                                                             (173,386)
Accumulated deficit                                                            (18,171,810)
                                                                              ------------
Total stockholders' deficit                                                     (2,508,723)
                                                                              ------------
Total liabilities and stockholders' deficit                                   $    351,894
                                                                              ============

  The accompanying notes are an integral part of these consolidated financial statements.






                                   PIVX SOLUTIONS, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (UNAUDITED)

                                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                               ----------------------------    ----------------------------
                                               SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                  2005             2004            2005            2004
                                               ------------    ------------    ------------    ------------
Revenues:
   Consulting revenue                          $     71,176    $     62,171    $    283,661    $     86,171
   License revenue                                   48,667          13,619         130,333          18,028
                                               ------------    ------------    ------------    ------------
         Total revenues                             119,843          75,790         413,994         104,199

Cost of revenues                                     74,316          15,776         273,389          16,726
                                               ------------    ------------    ------------    ------------
Gross profit                                         45,527          60,014         140,605          87,473
                                               ------------    ------------    ------------    ------------
Operating Expenses:
   Selling                                          125,178          12,578         672,006          12,578
   General and administrative                     1,167,022       1,010,771       4,416,780       2,385,659
   Research and development                          93,454         462,117         531,439         811,134
   Impairment loss on long lived assets             433,194              --       2,142,765              --
                                               ------------    ------------    ------------    ------------
         Total operating expenses                 1,818,848       1,485,466       7,762,990       3,209,371
                                               ------------    ------------    ------------    ------------

Operating loss                                   (1,773,321)     (1,425,452)     (7,622,385)     (3,121,898)

Merger-related fees                                      --              --              --      (1,287,490)
Excess fair value of common stock issued for
  cash at discount                                       --        (706,291)             --        (706,291)
                                               ------------    ------------    ------------    ------------
Interest and accretion expense                     (328,251)        (19,602)       (610,186)        (22,949)
Other income                                             --           1,193              --           4,097
                                               ------------    ------------    ------------    ------------
Net loss                                       $ (2,101,572)   $ (2,150,152)   $ (8,232,571)   $ (5,134,531)
                                               ============    ============    ============    ============

Basic and diluted net loss per common share    $      (0.07)   $      (0.09)   $      (0.30)   $      (0.25)
                                               ============    ============    ============    ============

Basic and diluted weighted average number
  of common shares outstanding                   31,048,625      23,499,567      27,729,099      20,875,912
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






                                                PIVX SOLUTIONS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                             (UNAUDITED)


                             Common         Common        Committed      Additional                                     Total
                             Stock          Stock           Common         Paid-In      Deferred      Accumulated     Stockholders'
                             Shares         Amount          Stock          Capital    Compensation      Deficit          Deficit
                           ------------   ------------   ------------   ------------  ------------    ------------    ------------
Balances as of
  December 31, 2004          24,884,353   $     24,884   $    590,303   $ 11,136,227  $   (600,515)   $ (9,939,239)   $  1,211,660

Stock issued for cash,
  net of offering costs
  of $ 34,124 and fair
  value of warrants
  of $2,941,607               2,907,950          2,908        424,000      1,416,942                                     1,843,850

Additional stock
  issued to shareholder
  in prior offering             146,825            147                        40,817                                        40,964

Stock issued for services       921,723            922         45,604        504,606                                       551,132

Amortization of deferred
 compensation                                                                              427,129                         427,129

Fair value of options
  issued to employees                                                         22,185                                        22,185

Fair value of options and
  warrants issued to
  consultants                                                                 95,856                                        95,856

Fair value of services
  provided by CEO                                                             79,400                                        79,400

Accrued salaries forgiven
  by former officers/
  shareholders                                                               222,852                                       222,852

Fair value of warrants
  issued with convertible
  debt                                                                       130,592                                       130,592

Fair value of warrants issued
  with related party loan                                                     42,170                                        42,170

Fair value of beneficial
  conversion feature on
  convertible debt                                                           756,408                                       756,408

Convertible notes converted
  to common stock             2,100,000          2,100                       312,900                                       315,000

Issuance of committed stock     390,867            391       (546,737)       546,346                                            --

Cancellation of committed
  stock bonuses to
  terminated employees                                        (15,350)                                                     (15,350)

Net loss                                                                                                (8,232,571)     (8,232,571)
                           ------------   ------------   ------------   ------------  ------------    ------------    ------------
Balance as of
  September 30, 2005         31,351,718   $     31,352   $    497,820   $ 15,307,301  $   (173,386)   $(18,171,810)   $ (2,508,723)
                           ============   ============   ============   ============  ============    ============    ============





                       The accompanying notes are an integral part of these consolidated financial statements.






                                         PIVX SOLUTIONS, INC AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (UNAUDITED)

                                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                                              2005           2004
                                                                                           -----------    -----------
Cash flows from operating activities:
Net loss                                                                                   $(8,232,571)   $(5,134,531)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                              266,179        139,074
    Bad debt provision                                                                          73,575             --
    Bonuses forfeited by employees                                                             (15,350)            --
    Non-cash merger-related expenses                                                                --      1,277,490
    Excess fair value of common stock issued for cash at discount                                   --        706,291
    Accretion of discount on convertible notes                                                 483,501             --
    Impairment of software, tradename and goodwill                                           1,709,571             --
    Fair value of common shares issued to shareholders                                          40,964             --
    Impairment of under utilized fixed assets                                                  433,194             --
    Fair value of options issued to employees                                                   22,185             --
    Fair value of options and warrants issued to consultants                                    95,856             --
    Fair value of warrants issued on related party loan                                         42,170             --
    Stock issued or committed for services rendered                                            551,132        357,500
    Amortization of deferred compensation                                                      427,129         18,750
    Amortization of options issued to consultants                                                   --         90,132
    Fair value of services contributed by CEO                                                   79,400             --
    Changes in operating assets and liabilities, net of assets and liabilities acquired:
       Accounts receivable                                                                     (81,352)        (8,813)
       Other current assets                                                                     31,988        (11,785)
       Accounts payable                                                                        502,460        254,483
       Accrued liabilities                                                                     130,045        168,089
       Deferred revenue                                                                         30,979         25,583
                                                                                           -----------    -----------
    Net cash used in operating activities                                                   (3,408,945)    (2,117,737)
                                                                                           -----------    -----------
Cash flows from investing activities:
    Purchases of property and equipment                                                             --        (57,389)
    Cash of acquired entity                                                                         --         48,271
    Other assets                                                                                    --        (25,816)
                                                                                           -----------    -----------
    Net cash used in investing activities                                                           --        (34,934)
                                                                                           -----------    -----------
Cash flows from financing activities:
    Proceeds from issuance of common stock, net of offering costs                            1,843,850      2,632,776
    Subscription payable                                                                            --        270,342
    Proceeds from issuance of convertible promissory notes                                     887,000             --
    Borrowings from related parties                                                            570,000             --
    Payments on borrowings from related parties                                                 (7,500)            --
    Payments on capital leases                                                                 (84,857)       (25,580)
                                                                                           -----------    -----------
    Net cash provided by financing activities                                                3,208,493      2,877,538
                                                                                           -----------    -----------

Net change in cash                                                                            (200,452)       724,867
Cash, beginning of period                                                                      200,452        102,583
                                                                                           -----------    -----------
Cash, end of period                                                                        $        --    $   827,450
                                                                                           ===========    ===========
    Supplemental disclosures for cash flow information-
       Cash paid for interest                                                              $    29,467    $    22,949
                                                                                           ===========    ===========
       Non-cash investing and financing activities:
          Value of warrants issued in connection with private placement                    $ 2,941,607    $   477,009
                                                                                           ===========    ===========
          Value of shares retained for merger related expenses                             $        --    $ 1,277,490
                                                                                           ===========    ===========
          Value of assets acquired under capital leases                                    $        --    $   598,650
                                                                                           ===========    ===========
          Convertible notes converted into common stock                                    $   315,000    $        --
                                                                                           ===========    ===========
          Accrued salaries forgiven by former officers/shareholders                        $   222,852    $        --
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

The unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management's best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates. The results of operations for the nine months ended September 30, 2005, are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Drilling, Inc. from March 25, 2004 and Threat Focus from June 9, 2004. All significant intercompany accounts and transactions have been eliminated.

RISKS AND UNCERTAINTIES

Limited Experience of Management

Recently, the Company changed management in an effort to curtail significant losses and improve working capital. The new management lacks experience in the software industry, where technology changes are rapid, and product lives are relatively short in duration. The lack of experienced management causes inherent uncertainties about the ultimate success of the Company. The Company is attempting to mitigate this risk through the utilization of consultants with extensive experience in the information security industry.

Going Concern Considerations

These unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2005, the Company had a working capital deficit of $2,716,278. Since inception through the nine months ended September 30, 2005, the Company incurred net losses accumulating to $18,171,810. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's future is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

                      PIVX SOLUTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


During the first nine months of 2005, the Company raised net proceeds of approximately $1,844,000 through the sale of and the commitment to sell a total of approximately 4,003,950 shares of common stock. The Company also raised approximately $887,000 through the issuance of convertible debt and $570,000 through related party borrowings. Management is seeking additional working capital through additional private placements of its equity and debt securities. The Company may also consider a significant corporate transaction such as a merger if a favorable opportunity should arise. There are no assurances that management will be successful with these efforts. The Company has reduced the number of full time employees from 17 at September 30, 2005 to 4 as of November 21, 2005 due to the continued incurrence of operating losses. Should the Company be unable to raise funds, the Company may be forced into, or new management may elect to file for, bankruptcy, which could significantly reduce the value of shareholder interests, as well as the carrying value of its assets and liabilities. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

REVENUE RECOGNITION

For the periods presented, the Company's revenues were derived under consulting contracts and subscription agreements for Threat Focus and PreEmpt license agreements. The revenues from the contracts are recognized as the services are completed and collection is reasonably assured. In cases where the Company did not track the hours under the consulting project, revenues were recorded at the completion of the contract. The Company recognizes software license fee revenue in accordance with the provisions of Statement of Position ("SOP") 97-2 "Software Revenue Recognition," as amended by SOP 98-9, "Software Revenue Recognition With Respect to Certain Transactions." Software license fees are charged for licenses for security software to be delivered to customers for in-house applications. Licenses range from recurring one month agreements to quarterly or annual agreements. Revenues from single-element software license agreements will be recognized upon installation and acceptance of the software. Revenues from software arrangements involving multiple elements will be allocated to the individual elements based on their relative fair values. Maintenance and rights to unspecified upgrades, as well as subscriptions to licenses will be reported ratably. Deferred revenues result from cash received for subscriptions that expire after the balance sheet date.

SIGNIFICANT CUSTOMERS

During the nine months ended September 30, 2005, revenues from one customer accounted for approximately 31% of total revenues. Two separate customers account for approximately 31% and 27% of the accounts receivable balance as of September 30, 2005. Management feels that the loss of one of these customers will have a significant impact on operations. Additionally, during the quarter ended September 30, 2005, the Company wrote off approximately $74,000 from one customer from which collectibility had become doubtful. Revenue recognition was ceased for this customer during the three months ended September 30, 2005.

ACCOUNTING FOR STOCK-BASED COMPENSATION

Employees

The Company has not adopted a fair value-based method of accounting for stock-based compensation plans for employees and non-employee directors. The Company uses the intrinsic value-based approach and supplements this with disclosure of the pro forma impact on operations using the fair value-based approach as required by Statement of Financial Accounting Standards ("SFAS") SFAS No. 148 ("SFAS 148") "Accounting for Stock-Based Compensation - Transition and Disclosure."

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

                      PIVX SOLUTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                                              Three Months   Nine Months
                                                                 Ended          Ended
                                                              September 30,  September 30,
                                                                 2005            2005
                                                              -----------    -----------
Net loss as reported                                          $(2,101,572)   $(8,232,571)
Add: Total stock-based employee compensation expense
      determined under the Black-Scholes  fair value method
      for all rewards, net of related tax effects                (336,514)      (529,456)
Minus: Total stock-based employee compensation expense
      currently recorded under the intrinsic value method         303,733        427,129
                                                              -----------    -----------
Pro forma net loss                                            $(2,134,353)   $(8,334,898)
                                                              ===========    ===========
Basic and diluted net loss per share as reported              $     (0.07)   $     (0.30)
                                                              ===========    ===========
Pro forma basic and diluted net loss per share                $     (0.07)   $     (0.30)
                                                              ===========    ===========

The pro forma effects for the three and nine months ended September 30, 2004 has not been presented as the majority of all options outstanding at the time had been issued while the Company was a private entity. The options were valued using the minimum value method and are immaterial.

Non-Employees

The Company measures the fair value of stock-based compensation issued to non-employees as required under Emerging Issues Task Force ("EITF") No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, EITF Topic No. D-90 "Grantor Balance Sheet Presentation of Unvested, Forfeitable Equity Instruments Granted to Non-employee" and Financial Accounting Standards Board ("FASB") Interpretation No. 28 "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.". Accordingly, only the vested options and warrants at each reporting period date are recognized as compensation expense and additional paid-in capital. To the extent the fair value of the options and warrants decline and the cumulative required compensation expense is lower than the cumulative balance at the previous reporting period, no compensation expense is recorded. In no event does the Company record a reduction in previously reported compensation.

PER SHARE INFORMATION

The Company presents basic earnings per share ("EPS") and diluted EPS on the face of all statements of operations. Basic EPS is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities that are exercisable during or after the reporting period. In the event of a net loss, such incremental shares are not included in EPS since their effects are anti-dilutive. Effects of approximately 21,000 options, 1,700,000 warrants and 3,800,000 shares of common stock issuable under convertible promissory notes outstanding were excluded from the weighted average dilutive shares outstanding because they would have been anti-dilutive in consideration of the net loss during the three and nine months ended September 30, 2005. Effects of the 959,866 outstanding options outstanding for the three and nine months ended September 30, 2004 were excluded in weighted average dilutive shares outstanding because of the net loss during the three and nine months ended September 30, 2004.

COST OF REVENUES

Cost of revenues for the three and nine months ended September 30, 2005 primarily relate to the cost of computer forensics salaries and forensics consultants. Costs of revenues relating to subscription revenues were negligible for the three and nine months ended September 30, 2005.

                      PIVX SOLUTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

IMPAIRMENT OF INTANGIBLE ASSETS

SFAS No. 142, "Goodwill and Other Intangible Assets," requires intangible assets with indefinite lives be evaluated at least annually for impairment. The evaluation is performed by grouping the net book value of all long-lived assets for acquired businesses, including goodwill and other intangible assets, and comparing this value to the related estimated fair value. The determination of fair value will be based on estimated future discounted cash flows related to these long-lived assets. The discount rate that is to be used will be based on the risks associated with the acquired businesses. See Note 6 for a discussion of the impairment to the Company's intangible assets during the three and nine month periods ended September 30, 2005.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the carrying value of property, equipment and other long-lived assets for impairment whenever events and circumstances indicate that carrying values of an asset may not be recoverable from the estimated future cash flows expected to result from their use and or eventual disposition. In cases where the undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as effects of obsolescence, demand competition and other economic factors. See Note 6 for a discussion on the impairment to the Company's long-lived assets during the three month period ended September 30, 2005.

WARRANTS AND BENEFICIAL CONVERSION FEATURE OF CONVERTIBLE NOTES

The Company allocates the proceeds received based on the relative fair value of the warrants issued and the face value of the convertible notes. The convertible feature of convertible notes provides for a rate of conversion that is below market value. Such feature is normally characterized as a "beneficial conversion feature" ("BCF"). Pursuant to EITF Issue No. 98-5 ("EITF 98-5"), "Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio" and EITF Issue No. 00-27,"Application of EITF Issue No. 98-5 To Certain Convertible Instruments," the relative fair values of the BCFs are recorded as a discount from the face amount of the respective debt instrument. The Company amortizes the discount using the effective interest method through maturity. The Company records the corresponding unamortized debt discount related to the BCF as interest expense when the related instruments were converted into the Company's common stock. See Note 5 for a discussion on the calculation of the fair value of warrants and beneficial conversion feature related to convertible notes.

RECENT ACCOUNTING PRONOUNCEMENTS

On May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections-A Replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable. SFAS No. 154 requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change of estimate affected by a change in accounting principle. SFAS No. 154 also carries forward without change the guidance in APB Opinion No. 20 with respect to accounting for changes in accounting estimates, changes in the reporting unit and correction of an error in previously issued financial statements. The Company is required to adopt SFAS No. 154 for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

On June 29, 2005, the FASB ratified EITF Issue No. 05-06, "Determining the Amortization Period for Leasehold Improvements." Issue No. 05-06 provides that the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease be the shorter of (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition or the purchase. The provisions of Issue No. 05-06 are effective on a prospective basis for leasehold improvements purchased or acquired in reporting periods beginning after June 29, 2005. Early application of the consensus is permitted in periods for which financial statements have not been issued. The adoption of Issue No. 05-06 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

In December 2004, FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). Under SFAS 123R, companies will be required to recognize as expense the estimated fair value of all share-based payments to employees, including the fair value of employee stock options. Pro forma disclosure of the estimated impact of such awards is no longer an alternative to financial statement recognition. SFAS 123R is effective for public companies in the first annual reporting period beginning after June 15, 2005. Accordingly, the Company will adopt the provisions of SFAS 123R in its 2006 fiscal year.

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

NOTE 2 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

CAPITAL LEASES

The Company has entered into fourteen (14) leases for computer and other equipment. These leases are accounted for as capital leases. The leases range in term from 36 to 60 months and require aggregate monthly lease payments of approximately $18,800. The total amount of assets under these capital leases as of September 30, 2005 is approximately $609,000, which includes impaired long-lived assets under Note 6. The Company is currently in default of these leases due to its inability to service them, and the lessor may repossess the assets at any time. All liabilities related to the capital leases have been presented as current liabilities on the consolidated balance sheet. The Company is required to fund any deficiency resulting from the sale of the assets by the lessor.

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

On January 27, 2005, a shareholder who subsequently became the Chief Executive Officer of the Company advanced the Company a working capital loan in the amount of $115,000. The loan accrued interest at 2% per annum and was due in full on January 27, 2006. In connection with the issuance of the convertible debentures, the Company amended the Chief Executive Officer's note to reflect the same terms as the convertible debentures (see Note 4). On July 22, 2005, the Chief Executive Officer assigned his interest, rights and title to this note to a third party who then immediately converted the note into 766,667 shares of the Company's common stock.

On April 8, 2005, a former employee of the Company loaned the Company $30,000 to help cover operating expenses during the period. Under the terms of the note agreement, the note did not initially bear any interest and was due on April 13, 2005. If the note was not fully repaid by the due date, the note bears interest at a rate of $1,000 per week. As of September 30, 2005, the Company has repaid $7,500 on this note. The Company is currently seeking negotiations with the former employee to amend the interest portion of the note agreement. As of September 30, 2005, the Company has accrued $20,357 in interest related to this note.

On March 23, 2005, the two founders of the Company entered into a revolving loan agreement effective January 20, 2005, under which they were to advance the Company amounts not to exceed $500,000 outstanding at any one time. The agreement was to terminate on July 20, 2005 and all advances made up to July 20, 2005 would not bear any interest. If the advances were not fully repaid as of July 20, 2005, any remaining amounts outstanding were to bear interest at the rate of 10% per annum. Subsequently, on April 3, 2005, the Company entered into an amendment (the "Loan Amendment") to this promissory note and revolving loan agreement. The Loan Amendment modifies the repayment provisions of the original agreement to provide that for a 24 month term beginning on May 15, 2005, and on the 15th of every month thereafter, the Company was to collectively pay the executives $19,584 per month, for a total of $470,000 by the end of the term.

The Company is currently in discussions with the founders on further amending the repayment terms. As of September 30, 2005, there have been no payments made on this loan. In addition, pursuant to a letter agreement (the "Share Transfer Restriction Agreement") dated as of April 3, 2005, the founders agreed that for a period of six months beginning on May 15, 2005, they would not offer, sell, contract to sell, pledge, grant or otherwise dispose of more than 20,000 shares of common stock, par value $0.001 per share, of the Company in any one-month period. In addition, as part of the Loan Amendment, accrued contractual salaries in the amount of $222,852 owed to the founders were forgiven. The forgiven amounts were accounted for as capital contributions and recorded in additional paid-in capital during the nine months ended September 30, 2005.

On September 19, 2005, a shareholder loaned the Company $45,000 (the "Loan") due on September 23, 2005, bearing an interest rate of 8% per annum. The Loan was personally guaranteed by the Company's CEO. In addition, the shareholder received a warrant to purchase 1,500,000 shares of common stock at an exercise price of $0.08 per share. The warrant was exercisable upon issuance and for accounting purposes the relative fair value of the warrants issued with the Loan was $42,170, using the Black-Scholes option pricing model assuming volatility of 160%, a risk free rate of 4.03%, an expected life of 5 years and no dividend yield. The $42,170 was recorded as discount and accreted to interest expense during the three months ended September 30, 2005. As of September 30, 2005, the Loan was still outstanding.

NOTE 4 - CONVERTIBLE PROMISSORY NOTES
-------------------------------------

During the quarter ended September 30, 2005, the Company received gross cash proceeds of $75,000 from the issuance of 12% redeemable Convertible Promissory Notes (the "Notes"), due one year from the date of issuance. To date, the Company received gross cash proceeds of $887,000 from the issuance of the Notes. In addition, the holders received a warrant to purchase one-half share of common stock for every dollar invested, resulting in the issuance of warrants to purchase 37,500 shares of common stock. The Notes are convertible at the option of the holder at any time. The conversion price of the Notes is $0.15 per share of common stock. Interest on these Notes accrues from the execution date. Principal and interest shall become due and payable one year after the original execution date of the Notes unless converted to common stock prior thereto. If the Notes are not repaid or converted with in two years of the execution date, the Company will deliver to the Note holder a security agreement granting a first priority security interest in the intellectual property held by the Company in the PreEmpt software.

Each warrant issued entitles the holder to purchase one of the Company's common shares and is exercisable at a price of $0.50 on or before the fifth anniversary date of the Note's execution. For accounting purposes, the relative fair value of warrants issued with the Notes is $11,920, using the Black-Scholes option pricing model assuming volatility of 160%, a risk free rate of 4.03%, an expected life of 5 years and no dividend yield and initially recorded this value as additional paid-in capital. The intrinsic value of the beneficial conversion feature is the amount by which the fair value of the underlying common shares at the date of the agreement exceeded the value of shares issuable based on the carrying value of the Notes, after reducing such carrying value for the fair value of the warrants. The beneficial conversion feature of the warrants issued with the Notes is $63,080. These aggregate values assigned of $75,000, were recorded as a reduction to the amount initially assigned to the Notes and as additional paid-in capital. The carrying value of the liability is being accreted to the carrying value of the Notes over the one-year period beginning with the execution of the Notes.

Proceeds from the issuance of convertible promissory notes were $887,000 during the nine months ended September 30, 2005. During the three and nine month periods ended September 30, 2005, $143,001 and $168,501, respectively, of the accretion expense has been recorded as interest expense and an increase in the carrying value of the all debt issued with warrants or beneficial conversion features. The unamortized discount at September 30, 2005 was $403,499.

During the three and nine months ended September 30, 2005, $115,000 and $315,000 of these Notes were converted into 766,667 and 2,100,000 shares of common stock in accordance with their original terms. Any unamortized discount at the time of conversion was accreted to the Notes' carrying value and recorded as interest expense.

NOTE 5 - STOCKHOLDERS' EQUITY
-----------------------------

PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock. The preferred stock will be available in an amount adequate to provide for the Company's future needs. The additional shares are available for issuance from time to time by the Company at the discretion of the board of directors with such rights, preferences and privileges as the board may determine. As of September 30, 2005 the Company had not issued any shares of preferred stock.

COMMON STOCK OFFERINGS

Committed stock

On occasion, the Company enters into agreements to sell common stock for which cash has been received, but for which actual stock certificates are not issued at an accounting period end. Under these circumstances, the Company records committed common stock. Upon subsequent issuance of the certificates, the Company then reclassifies the committed stock to common stock and additional paid in capital. For the nine months ended September 30, 2005, the Company recorded $546,737 from committed stock to common stock and additional paid-in capital.

Stock issued for cash

On August 8, 2005, the Company began a private placement offering of up to 3 million shares of Common Stock at $0.25 per share to accredited investors, with every 2 shares purchased receiving 1 warrant to purchase a share of common stock with an exercise price of $0.50. As of September 30, 2005, $274,000 has been raised through this offering for a commitment to issue 1,096,000 shares of common stock. These sales were intended to be exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") or Regulation D under the Securities Act. The Company is also committed to issue warrants to purchase 548,000 shares of common stock at an exercise price of $0.50. The warrants are exercisable until the earlier of (i) two years from their effective issuance or (ii) thirty days after a "Call" by the Company. The Company may call the Warrants at any time the closing price per share of the Company's common stock equals or exceeds $1.00. If not exercised with thirty days after a Call, the Warrants will expire and will no longer be exercisable. Using the Black Scholes model and assuming volatility of 160%, a risk free rate of 4.03%, an expected life of 2 years with no dividend yield, the warrants have a fair value of $0.21 per share or a total fair value of $115,080.

During the nine months ended September 30, 2005, the Company issued or was committed to issue 4,003,950 shares of common stock for net cash proceeds of $1,843,850. In connection with these issuances, the Company issued warrants to purchase 3,455,950 shares of common stock. The warrants had a fair value of $2,941,607.

Stock issued for services

>From time to time the Company has issued common stock to consultants for services performed. During the nine months ended September 30, 2005, the Company issued 921,723 shares with a prescribed value of $505,528. In addition, the Company incurred the obligation to issue shares of common stock for services valued at $45,604, which is included in committed stock at September 30, 2005.

Employee stock option/stock issuance plan

On November 5, 2004, the Board of Directors of the Company approved the 2004 Incentive Stock Option Plan (the "Plan") under which all stock options issued by the Company to date have been granted. The maximum number of shares that can be issued under the Plan is 4,000,000. During the nine months ended September 30, 2005, the Company entered into employment agreements with certain key personnel, which provided for options to purchase an aggregate of 130,000 shares of common stock. As of September 30, 2005 there are 720,000 options outstanding under the Plan. The options generally vest over a period between one and three years. Substantially all employee options have, or will be, forfeited or cancelled due to terminations of employment subsequent to September 30, 2005.

Non-employee options and warrants

In January 2005, the Company issued 20,000 options to purchase the Company's common stock at an exercise price of $1.15 to a consultant. The options vested immediately and expire 5 years from issuance. Using the Black-Scholes valuation model, the options were valued at $41,245 (assuming volatility of 340%, a risk free rate of 3.38%, an expected life of 5 years with no dividend yield).

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

Website purchase

On June 7, 2005, the Company entered into an agreement with a third party for the purchase of a website and its domain name. Additionally, the agreement calls for the seller to act as an advisor to the Company. The Company issued to the seller 270,000 options to purchase the Company's common stock at $0.25 per share as payment. Using the Black-Scholes valuation model, the options were valued at $69,700 (assuming volatility of 340%, a risk free rate of 3.38%, an expected life of 5 years with no dividend yield). The Company expensed the $69,700 during the nine months ended September 30, 2005 because the website was not actively utilized.

OTHER EQUITY TRANSACTIONS

Fair value of services

The current CEO of the Company took office on April 21, 2005 and has been performing services without a salary. The fair value of the CEO's salary expense from April 21, 2005 through September 30, 2005, had it been paid, was estimated to be $79,400. This amount has been reflected as contributed capital to the Company and may be settled at a future date by the issuance of additional common shares to our CEO.

Re-pricing of shares

In the fall of 2004, the Company issued stock in a "friends and family" round of financing during which the Company sold shares of common stock at a price of $2.00 and $1.55 per share. Upon discovery of the pricing discrepancy, the Company amended the subscription agreements of those who purchased at $2.00 per share and issued additional shares to them sufficient to bring their cost basis per share to $1.55. In doing so, the Company issued an additional 146,825 shares of common stock valued at $40,964. This fair value was recorded under selling, general and administrative expense with the offset to common stock and additional paid-in capital in the accompanying financial statements.

NOTE 6 - IMPAIRMENT OF LONG-LIVED ASSETS
----------------------------------------

During the quarter ended June 30, 2005, the Company conducted the a review of its intangible assets. The Company assessed the recoverability of the carrying value of software, trade name and goodwill stemming from the Threat Focus acquisition in June 2004. The assessment resulted in an impairment loss of $1,709,571 according to the following: $572,715 relating to software, $83,300 relating to trade name and $1,053,556 relating to goodwill. This loss reflects the amount by which the carrying values of these assets exceeded their estimated fair values and was determined by their estimated future discounted cash flows.

During the quarter ended September 30, 2005, the Company concluded that, due to the substantial reduction in headcount, continuing operating losses, lack of sufficient working capital and under utilization of fixed assets consisting of furniture and fixtures as well as computer hardware and software, that the recoverability of the carrying value of these assets was impaired. Management assessed that the fair value of fixed assets approximated $10,001, which was substantially less then the net carrying value of $443,195 and, therefore, recorded an impairment loss of $433,194.

PIVX SOLUTIONS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

PLAN OF OPERATION

Since our inception, our revenues had been primarily generated from our security consulting services. In the last quarter of 2003, we elected to change the primary focus of our business model from a purely professional services-oriented business to a product-oriented business, with a focus on providing Proactive Threat Mitigation(TM) software products and services to the enterprise, government, education and consumer markets. We have recently begun to generate revenues from the licensing of our host-based intrusion prevention software, PreEmpt 2.0. By providing proactive solutions that protect computer users from worms, viruses and malware before they are attacked (rather than reactively in the manner of antivirus, firewall and intrusion detection solutions), we believe our software products have a competitive advantage in the network and desktop security market. We are leveraging our expert domain knowledge to create proactive solutions that effectively address today's increasing and omni-present problems of worms and viruses. PreEmpt uses Active System Hardening to protect Windows desktops, laptops and servers, by blocking the underlying vulnerabilities exploited by worms and viruses. Active System Hardening is the process PreEmpt uses to harden the Windows operating systems against attack, by encapsulating and deploying across customers' networks the expertise of our security researchers.

An updated version of PreEmpt 2.0, our flagship software product, was available for shipment to the market on July 25, 2005. PreEmpt 2.0 is the result of a 6 month effort to re-engineer and update Qwik-Fix Pro (our first generation product), to include new protection architectures and a completely updated user interface. Feedback from consumers and Enterprises led us to implement the new product features. PreEmpt 2.0 includes two key security architectures: Run Time Process Injection and Virtual Registry Protection. Run Time Process Injection secures application functions at the source. Input can be analyzed directly with no false positives or updates for new threats. The Virtual Registry provides advanced desktop security by differentiating between Microsoft's Internet Explorer (IE) as a web browser and IE as a platform for HTML applications. This approach allows PreEmpt 2.0 to eliminate the vast majority of port 80 vulnerabilities. PreEmpt 2.0 also includes the addition of real-time attack detection. In addition to our core active system hardening, the new protection technologies introduced in PreEmpt 2.0 detect attacks that would have otherwise succeeded, and triggers both a visual alert and an alert recorded to system logs.

Active System Hardening protects against many worms and viruses well before they are developed and released on the Internet due to shutting down the pathways by which they are deployed. Among the worms, viruses and malware that were protected against were: Bagle, Bizex, MyDoom, Doom Juice, Netsky, Blaster and the recent Sasser and its 37 plus variants. Moreover, PreEmpt defended its users against a "Zero Day" exploit that successfully attacked all versions of Windows, including a fully patched version of Windows XP SP2, on October 20, 2004. PreEmpt is an engineered and tested software product that extends that concept with a breadth of additional protections, improved user interface, and a management console that provides tools for group policy management and reporting of an enterprise installation of the product. PreEmpt also provides significant benefit to enterprises by reducing the urgency of distributing software patches across the network, allowing IT staff the extra time necessary to test patches from Microsoft to ensure that they do not interfere with the performance of their network or other applications. PreEmpt is sold on an annual subscription basis with discounts based on the numbers of seats and length of contract. Given that we have no long term revenue history for a product of PreEmpt's type, the market acceptance of our software remains untested.

We encountered barriers in the Enterprise market related to product features that were required to support large scale deployments which were addressed in the release of PreEmpt 2.0. Specifically, we added two significant components called the Local Update Server and Enterprise Reporting. The Local Update Server allows Enterprises to deploy software that does not require PreEmpt 2.0 desktop updates to update in a distributed fashion directly over the Internet, thereby saving local bandwidth and providing the Enterprise a level of control over outbound Internet traffic that they require. The Management Reporting component is also a critical piece of the Enterprise sales effort. Enterprise deployments can now get a visual summary of PreEmpts deployment footprint and also receive real-time reports on the status of Fixes and blocked malware which are essential for security compliance reporting.

In addition to PreEmpt 2.0 software platform, we offer consultant services in the areas of computer forensics, security quality assurance, vulnerability alerts and network scans. These services will serve both as a revenue stream and an on-going source of access to real-world business problems, resulting in continued critical input into our product development roadmap.

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

We continue to pursue revenue opportunities outside of North America through partners and distributors in those regions. On September 16, 2004 we entered into a Master Reseller Agreement with Detto Technologies to be the exclusive North American reseller for the Consumer PC OEMs and retail channel. On June 7, 2005, we signed a reseller agreement to have PreEmpt sold in Europe through Preventon, a software security provider to internet service providers and their subscribers. Preview has been translated into two languages and is currently scheduled for localized trials in Europe during the fourth quarter.

To further protect our Intellectual Property, we filed three Patent applications during the quarter. Two patents were related to Run Time Process Injection and Virtual Registry security protection architectures, and one method patent for Preview.

In April 2004, our Chief Executive Officer and Chief Technology Officer resigned. We brought in new management and have been aggressively cutting costs wherever possible through headcount reductions and limiting non-essential expenditures. We expect to further reduce our monthly cash expenditures going forward. Since March 31, 2005, we have implemented cost controls and reduced our staff to 15 employees as of September 30, 2005. As of November 21, 2005, due to working capital deficiencies, we have further reduced our headcount to four employees which will adversely impact our ability to generate future revenues and maintain day to day operations of the Company. In addition, we are currently in default on all 14 of our capital leases, our facility leases for our corporate headquarters and certain loan agreements. There can be no assurance that adequate funds will be available when needed, or on acceptable terms to meet our future working capital requirements. Management is currently attempting to develop alternatives for the business including raising future capital through stock or debt offerings or identifying a party interested in assuming the business. If the Company is unable to identify an interested party or raise an adequate level of additional capital, the Company may cease as a going concern.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flow during the three and nine months ended September 30, 2005 and 2004. This discussion should be read in conjunction with the consolidated financial statements and financial statement footnotes included elsewhere in this report and in our most recent Annual Report on Form 10-KSB as well as our amended Annual Report of Form 10-KSB/A.

RESULTS OF OPERATIONS: THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

The following table sets forth the percentage relationship to total revenues of items included in the Company's Consolidated Statements of Operations for the quarters ended September 30, 2005 and 2004.

REVENUES

LICENSE REVENUES
                             Three months          Three months         Change
                          ended September 30,   ended September 30,
                                2005                  2004
   -----------------------------------------------------------------------------
   License Revenues          $ 48,667              $  13,619           $ 35,048
   % to Total Revenues           41%                   18%

License revenues in the third quarter of 2005 increased by $35,048 from $13,619 in 2004 to $48,667 in 2005. The increase is primarily due to the launch of PreEmpt, also sold as Qwik-Fix Pro in certain venues, in August 2004 whereby the three months ended September 30, 2005 contained PreEmpt sales and the same quarter of the prior year had lower sales due to its start up.

CONSULTING REVENUES

                             Three months          Three months         Change
                          ended September 30,   ended September 30,
                                2005                  2004
   -----------------------------------------------------------------------------
   Consulting Revenues       $ 71,176             $  62,171             $ 9,005
   % to Total Revenues           59%                  82%

Consulting services in the third quarter of 2005 and 2004 primarily relate to computer forensic work and related expert testimony.

The nature of our consulting services has changed in the current year. In the prior year's quarter we consulted on computer security whereas in the current quarter we performed consulting services related to computer forensics.


COST OF REVENUES
                             Three months          Three months         Change
                          ended September 30,   ended September 30,
                                2005                  2004
   -----------------------------------------------------------------------------
   Cost of Revenues          $ 74,116              $ 15,776            $ 58,340
   % to Total Revenue            62%                   21%

While revenues increased, our cost of revenues also increased by $58,340 in the third quarter of 2005 compared to the second quarter of 2004. The increase is primarily the result of our direct costs associated with our computer forensic services. It also includes the direct cost of travel and other costs associated with our computer forensic services.

OPERATING EXPENSES

SELLING

                             Three months          Three months         Change
                          ended September 30,   ended September 30,
                                2005                  2004
   -----------------------------------------------------------------------------
   Selling                  $ 125,178             $  12,578           $ 112,600
   % of Total Revenue           104%                   17%

 Selling expenses consist of salaries and employee benefits for sales and marketing personnel, as well as direct selling expenses such as advertising and travel. The Company used a direct sales force for sales of PreEmpt as well as sales distributors. The increase is due to the direct salespeople in the current quarter whereas there were no direct sales people in the prior year as the product was just made available for sale in August 2004.

GENERAL AND ADMINISTRATIVE

                             Three months          Three months         Change
                          ended September 30,   ended September 30,
                                2005                  2004
   -----------------------------------------------------------------------------
   General and              $ 1,167,022           $ 1,010,771          $ 156,251
   Administrative
   % of Total Revenue           974%                 1334%

General and administrative expenses consist of salaries and employee benefits for finance, information technology, human resources and general management personnel as well as corporate expenses such as the cost of consultants, marketing, insurance, facilities, telephone and other. The increase was a result of various non-cash expenditures such as amortization deferred compensation, partially offset by reduced headcounts and curtailment of non-essential expenditures, primarily in the area of marketing.

RESEARCH AND DEVELOPMENT

                             Three months          Three months         Change
                          ended September 30,   ended September 30,
                                2005                  2004
   -----------------------------------------------------------------------------
   Research and              $ 93,454              $ 462,117         $ (368,663)
   Development
   % to Total Revenues           78%                  610%

Research and development expenses consist primarily of salaries and benefits for software developers as well as an allocation of corporate expenses such as corporate insurance, telephone, rent, depreciation, and other allocable expenses.

Research and development expenses decreased $368,663 in the second quarter of 2005 as compared to the second quarter of 2004 due primarily to lower headcounts and lesser utilization of outside consultants as PreEmpt has been developed whereas in the prior year it was still being developed.

IMPAIRMENT ON LONG LIVED ASSETS

During the quarter ended September 30, 2005, the Company concluded that, due to the substantial reduction in headcount, continuing operating losses and under utilization of fixed assets consisting of furniture and fixtures as well as computer hardware and software, that the recoverability of the carrying value of these assets was impaired. Management assessed that the fair value of fixed assets approximated $10,001 which was substantially less then the net carrying value of $443,195 and therefore recorded an impairment loss of $433,194.

INTEREST EXPENSE

                             Three months          Three months         Change
                          ended September 30,   ended September 30,
                                2005                  2004
   -----------------------------------------------------------------------------
   Interest Expense          $ 328,251             $  19,602            $308,649


Interest expense increased primarily due to accretion relating to the discount on our convertible notes. Additionally, we incurred the imputed interest charged on our 14 capital leases. The Company only had imputed lease interest expenses in the same quarter of the prior year.


RESULTS OF OPERATIONS: NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

The following table sets forth the percentage relationship to total revenues of items included in the Company's Consolidated Statements of Operations for the nine month periods ended September 30, 2005 and 2004.

REVENUES

LICENSE REVENUES

                              Nine months           Nine months         Change
                          ended September 30,   ended September 30,
                                2005                  2004
   -----------------------------------------------------------------------------
   License Revenues          $ 130,333               $18,028           $ 112,305
   % to Total Revenues           31%                   17%

Our license revenues in the nine months ended September 30, 2005 increased by $112,305 from $18,028 in 2004 to $130,333 in 2005. The increase is primarily due to the launch of PreEmpt, also sold as Qwik-Fix Pro in certain venues, in August 2004 whereby the Nine months ended September 30, 2005 contained on-going Pre-Empt sales and the same quarter of the prior contained the beginning of Pre-Empt sales.

CONSULTING REVENUES

                              Nine months           Nine months         Change
                          ended September 30,   ended September 30,
                                2005                  2004
   -----------------------------------------------------------------------------
   Consulting Revenues       $ 283,661              $ 86,171          $ 197,490
   % to Total Revenues           69%                   83%

Consulting services for the nine months ended September 2005 primarily relate to computer forensic work and related expert testimony. We had no computer forensic consulting services in the same period of the prior year, but did perform information security consulting services.

COST OF REVENUES

                              Nine months           Nine months         Change
                          ended September 30,   ended September 30,
                                2005                  2004
   -----------------------------------------------------------------------------
   Cost of Revenues          $ 273,389              $ 16,726          $ 256,663
   % to Total Revenue            66%                   16%

While revenues increased, our cost of revenues also increased by $256,663 in the nine months ended September 30, 2005 compared to the same period of 2004. The increase is primarily the result of our direct costs associated with our computer forensic services. It also includes the direct cost of travel and other direct costs associated with our computer forensic services.

OPERATING EXPENSES

SELLING

                              Nine months           Nine months         Change
                          ended September 30,   ended September 30,
                                2005                  2004
   -----------------------------------------------------------------------------
   Selling                   $ 672,006             $ 12,578            $ 659,428
   % of Total Revenue            162%                  12%

Selling expenses consist of marketing, public relations, advertising, salaries and employee benefits for sales and marketing personnel, as well as direct selling expenses such as advertising and travel. The Company uses a direct sales force for sales of PreEmpt as well as sales distributors.

GENERAL AND ADMINISTRATIVE

                              Nine months           Nine months         Change
                          ended September 30,   ended September 30,
                                2005                  2004
   -----------------------------------------------------------------------------
   General and              $ 4,416,780           $ 2,385,659        $ 2,031,121
   Administrative
   % of Total Revenue          1067%                 2290%

General and administrative expenses consist of salaries and employee benefits for finance, information technology, human resources, legal and general management personnel as well as corporate expenses such as the cost of consultants, marketing, insurance, facilities, telephone and other. The Company increased headcount significantly in the first quarter of 2005 to a high of 42 employees which was later decreased to 17 by September 30, 2005.

RESEARCH AND DEVELOPMENT

                              Nine months           Nine months         Change
                          ended September 30,   ended September 30,
                                2005                  2004
   -----------------------------------------------------------------------------
   Research and              $ 531,439             $ 811,134         $ (279,695)
   Development
   % to Total Revenues           128%                 778%

Research and development expenses consist primarily of salaries and benefits for software developers as well as an allocation of corporate expenses such as corporate insurance, telephone, rent, depreciation, and other allocable expenses.

Research and development expenses decreased $279,695 in the nine months ended September 30, 2005 as compared to the same period of 2004 due primarily to a reduction in R&D staff and consultant usage.

IMPAIRMENT LOSS ON LONG LIVED ASSETS

During the prior quarter ended June 30, 2005, the Company conducted the annual review of its long lived assets. The Company assessed the recoverability of the carrying value of software, tradename and goodwill stemming from the Threat Focus Acquisition. The assessment resulted in an impairment loss of $1,709,571 according to the following: $572,715 relating to software, $83,300 relating to trade name and $1,053,556 relating to goodwill. This loss reflects the amount by which the carrying values of these assets exceeded their estimated fair values as were determined by their estimated future discounted cash flows.

Also during the current quarter ended September 30, 2005, the Company concluded that, due to the substantial reduction in headcount, continuing operating losses and under utilization of fixed assets consisting of furniture and fixtures as well as computer hardware and software, that the recoverability of the carrying value of these assets was impaired. Management assessed that the fair value of fixed assets approximated $10,001 which was substantially less then the net carrying value of $443,195 and therefore recorded an impairment loss of $433,194.

INTEREST EXPENSE

                              Nine months           Nine months         Change
                          ended September 30,   ended September 30,
                                2005                  2004
   -----------------------------------------------------------------------------
   Interest Expense          $ 610,186             $ 22,949           $ 587,237
   % of Total Revenue            147%                 22%

Interest expense increased primarily due to accretion of the discount on our convertible notes. Additionally, we incurred the imputed interest charged on our 14 capital leases. The Company did not have any such expenses in the same period of the prior year.

CASH POSITION AND USES OF CASH

As of September 30, 2005, our cash position was a negative $1,215 and, accordingly, was recorded as an overdraft and has been included in accounts payable in our consolidated balance sheet.

During the nine months ended September 30, 2005, we used $3,408,945 in cash in our operating activities, as compared to $2,117,737 for the nine months ended September 30, 2004. We continued to use cash to fund operations and overhead costs through September 30, 2005. However, we initiated additional significant reductions in cash expenditures during the quarter ended September 30, 2005 and will continue these reductions until we have resolved our working capital deficit.

During the nine months ended September 30, 2005, our financing activities provided cash through placements of common stock and debt issuances and related-party loans in the aggregate amount of $3,208,493 as compared to $2,877,538 for the nine months ended September 30, 2004.

Given our negative working capital situation, we must manage the use of cash closely. Should we be unable to satisfy our liabilities on a timely basis through the payment of cash or issuance of equities, our operations may be negatively impacted and we may be forced into bankruptcy.

LIQUIDITY AND CASH RESOURCES

The accompanying consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-QSB, have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation as a going concern. We have incurred a net loss of $8,232,571 for the nine months ended September 30, 2005. As of September 30, 2005, we had an accumulated deficit of $18,171,810. At September 30, 2005, we had negative working capital of $2,716,278. We need additional capital to market PreEmpt and fund losses from operations as we build revenue and strive to achieve profitability.

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

WE HAVE A HISTORY OF LOSSES AND WE MAY NEVER BECOME PROFITABLE.

We have experienced a net loss of approximately $8.2 million for the first nine months of 2005. We have also experienced net losses of $8.6 million and $0.6 million in fiscal 2004 and 2003, respectively, and we expect to continue to incur net losses for the foreseeable future.

In order to become profitable, we will need to significantly increase our revenues from our flagship product, PreEmpt. If we fail to increase revenues from subscription fees for PreEmpt, we will continue to experience losses indefinitely. Our current working capital deficiency is adversely affecting our ability to effectively market PreEmpt to current and prospective customers. We can provide no assurance that we will be able to obtain the resources necessary to market PreEmpt successfully which has and will continue to have a materially adverse effect on our business, operating results and financial condition.

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

WE ARE AN EARLY-STAGE COMPANY WITH AN UNPROVEN BUSINESS MODEL, WHICH MAKES IT DIFFICULT TO EVALUATE OUR CURRENT BUSINESS AND FUTURE PROSPECTS.

We have only a limited operating history upon which to base an evaluation of our current business and future prospects. We released our commercial version of PreEmpt in August 2004, and we have directed a majority of our focus on this market. As a result, the revenue and income potential of our business and our market are unproven. Due to our limited operating history and because the market for security software products and services is relatively new and rapidly evolving, we have limited insight into trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends, which could harm our business.

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

Since inception, we have satisfied our capital needs primarily by issuing equity securities. With the introduction of our primary product into the market and following the results of the first evaluation sales, our management believes that the technology is a viable revenue stream. There is no guarantee that the product will be accepted or provide a marketable advantage and therefore no guarantee that the product will ever be profitable. In addition, we currently do not have sufficient capital to provide for our capital needs and we will have to issue equity securities or obtain financing to continue our operations. However, there is no guarantee that we will be successful in obtaining sufficient capital through borrowings or selling equity securities. Obtaining additional financing may be more difficult because of the uncertainty regarding our ability to continue as a going concern. If we are unable to generate additional revenues or profits from our product sales or we are unable to secure additional financing on acceptable terms or at all, we may be forced to discontinue product development, forgo sales and marketing efforts or forgo attractive business opportunities to improve our liquidity to enable us to continue operations.

BECAUSE WE EXPECT TO DERIVE THE MAJORITY OF OUR FUTURE REVENUE FROM SUBSCRIPTION FEES, ANY FAILURE OF OUR PRODUCT TO SATISFY CUSTOMER DEMANDS OR TO ACHIEVE MORE WIDESPREAD MARKET ACCEPTANCE WILL SERIOUSLY HARM OUR BUSINESS.

We have traditionally relied on forensics and consulting fees, but with the introduction of PreEmpt substantially all of our future revenues are expected to come from software subscriptions. As a result, if for any reason revenues from PreEmpt and other software products decline, our operating results and our business will continue to suffer. If PreEmpt fails to meet the needs of our target customers, or if it does not compare favorably in price and performance to competing products, our growth will be limited. We cannot assure you that PreEmpt will achieve further market acceptance. Our future financial performance also will depend, in part, on our ability to diversify our offerings by successfully developing, introducing and gaining customer acceptance of new products and enhanced versions of PreEmpt. We cannot assure you, however, that we will be successful in achieving market acceptance of any new products that we develop or of enhanced versions of PreEmpt. Any failure or delay in diversifying our existing offerings could harm our business, results of operations and financial condition.

THE MARKET FOR NETWORK SECURITY PRODUCTS IS EMERGING, AND IF WE ARE NOT SUCCESSFUL IN PROMOTING AWARENESS OF THE NEED FOR PREEMPT AND OUR PREEMPT BRAND, OUR GROWTH MAY BE LIMITED.

Based on our experience with customers and potential customers, we believe that many corporations are unaware of the scope of problems caused by worms and viruses. In addition, there may be a time-limited opportunity to achieve and maintain a significant share of the market for network security software products due in part to the emerging nature of this market and the substantial resources available to our existing and potential competitors. We intend to promote awareness of the problems caused by worms and viruses and the efficiency of PreEmpt to proactively prevent these threats, but we cannot assure you that we will be successful in this effort. The market for PreEmpt may develop more slowly than we expect, which could adversely affect our operating results. Developing and maintaining awareness of PreEmpt is critical to achieving widespread acceptance of our existing and future Internet management products. Furthermore, we believe that the importance of brand recognition will increase as competition in our market develops. Successful promotion of our PreEmpt brand will depend largely on the effectiveness of our marketing efforts and on our ability to develop reliable and useful products at competitive prices. We currently do not have sufficient working capital to effectively market PreEmpt on a large scale, which has and will continue to hurt our results of operations and financial condition.

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

To execute our growth plan, we must attract and retain highly qualified personnel. We need to retain personnel in virtually all operational areas, including selling and marketing, research and development, operations and technical support, customer service, finance/accounting and administration. Competition for these personnel is intense, especially for engineers with high levels of experience in designing and developing software products. We cannot assure you that we will be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we fail to attract new personnel or retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

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

ITEM 3.CONTROLS AND PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures for the three and nine months ended September 30, 2005. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective, to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the requisite time periods.

We are enhancing our internal control procedures in preparation of having to make the required management report on internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"). We will also engage a financial and auditing consultant to ensure timely compliance with the requirements of the Sarbanes-Oxley.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is currently the defendant to legal proceedings in which certain vendors are seeking payment for services. The Company has included these liabilities in accounts payable. The Company intends to settle these matters to the best of its abilities.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the fiscal quarter ended September 30, 2005, the Company issued and sold an aggregate of approximately $75,000 in principal amount of Convertible Promissory Notes (the "Notes"). The Notes are convertible into shares of Common Stock at a conversion price of $0.15 per share. The Notes bear interest at an annual rate of 12% and mature one year after the date of issuance. In addition, each investor received warrants to purchase a number of additional shares of Common Stock equal to fifty percent (50%) of the principal amount of the their Notes at an exercise price of $0.50 per share. If all Notes were converted and all warrants exercised, a total of 5,819,333 shares of Common Stock would be issued. The Notes were issued to an aggregate of 14 investors of whom 6 were residents of the United States. All investors were "accredited investors." The securities were issued in a transaction not involving a public offering and were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 (including Regulation D promulgated thereunder) or were exempt from registration pursuant to Regulation S promulgated under Section 5 of the Securities Act of 1933. The entities and individuals to whom the securities were issued had access to full information concerning the Company. The instruments representing the securities contain a restrictive legend advising that the securities may not be offered for sale, sold or otherwise transferred without having first been registered under the Securities Act of 1933 or pursuant to an exemption from registration under such act. The securities were placed directly by the Company and by Falcon Capital which served as a placement agent for the Company.

On August 8, 2005, the Company began a private placement offering of up to 3 million shares of Common Stock at $0.25 per share to accredited investors, with every 2 shares purchased receiving 1 warrant to purchase a share of common stock with an exercise price of $0.50. As of September 30, 2005, $274,000 has been raised through this offering for a commitment to issue 1,096,000 shares of common stock. These sales were exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") or Regulation D under the Securities Act. The Company is also committed to issue warrants to purchase 548,000 shares of common stock at an exercise price of $0.50. The warrants are exercisable until the earlier of (i) two years from their effective issuance or (ii) thirty days after a "Call" by the Company. The Company may call the Warrants at any time the closing price per share of the Company's common stock equals or exceeds $1.00. If not exercised with thirty days after a Call, the Warrants will expire and will no longer be exercisable. Using the Black Scholes model and assuming volatility of 160%, a risk free rate of 4.03%, an expected life of 2 years with no dividend yield, the warrants have a fair value of $0.21 per share or a total fair value of $115,080.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.

ITEM 5.  OTHER INFORMATION
         None.

ITEM 6.  EXHIBITS

EXHIBITS          DESCRIPTION

31.1 Rule 13a-14(a) Certification of Chief Executive Officer and Interim Principal Financial Officer

32.1 Certification of Chief Executive Officer Interim Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PIVX SOLUTIONS, INC.

November 21, 2005                        By: /s/ Tydus Richards
                                             -----------------------------------
                                             Tydus Richards
                                             Chief Executive and
                                             Interim Principal Financial Officer