Form 10-K
period 2025-12-31
Adia Nutrition, Inc.
filed 2026-03-31
CIK 1160420

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________

Commission file number: 000-33265

ADIA NUTRITION, INC.

(Exact name of registrant as specified in its charter)

Nevada	35-2829671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1561 West Fairbanks Avenue, Suite 205 Winter Park, FL	32789
(Address of principal executive offices)	Zip Code

Registrant’s telephone number: (321) 788-0850

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities to be registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for a share of common stock on June 30, 2025 as reported by OTC Markets Group, Inc. ($0.0700), was approximately $5,628,329.

As of March 31, 2026, there were 94,404,696 shares of common stock, par value $0.001 per share, of the registrant issued and outstanding.

i

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this registration statement on Form 10-K (this “Annual Report”) of ADIA Nutrition, Inc. (the “Company”, “we”, “our” or “ADIA Nutrition”) discuss future expectations, contain projections of our plan of operation or financial condition or state other forward-looking information. In this registration statement, forward-looking statements are generally identified by the words such as “anticipate”, “plan”, “believe”, “expect”, “estimate”, and the like. Forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results or plans to differ materially from those expressed or implied. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results or plans to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. A reader, whether investing in the Company’s securities or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report. Important factors that may cause actual results to differ from projections include, for example:

•	the success or failure of management’s efforts to implement the Company’s business plan;

•	the ability of the Company to fund its operating expenses;

•	the ability of the Company to compete with other companies that have a similar business plan;

•	the effect of changing economic conditions impacting our plan of operation; and

•	the ability of the Company to meet the other risks as may be described in future filings with the Securities and Exchange Commission.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Annual Report to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of our public disclosure practices.

ii

PART I

Item 1. Business.

Corporate History

ADIA Nutrition Inc. (the “Corporation”), a corporation incorporated under the laws of the State of Nevada on April 24, 1975, as Domi Associates, Inc. Subsequently, the Company amended its articles of incorporation in March 2001, changing its name to Drilling, Inc., and again changed its name to PIVX Solutions, Inc in April 2004. The Company amended its articles of incorporation in 2012 to change its name to the current name of ADIA Nutrition, Inc.

Custodianship

The Company had abandoned its business and failed to take steps to dissolve, liquidate and distribute its assets. It had also failed to meet the required reporting requirements with the Nevada Secretary of State, hold an annual meeting of stockholders and pay its annual franchise tax from 2013 to 2022 which resulted in its Nevada charter being revoked. The Company also failed to provide adequate current public information as defined in Rule 144, promulgated under the Securities Act of 1933, and was thus subject to revocation by the Securities and Exchange Commission pursuant to Section 12(k) of the Exchange Act. In March 2022, a shareholder filed a petition for custodianship with the District Court, Clark County, Nevada and was appointed as the custodian of the Company in June 2022. The Company’s Nevada charter was reinstated on June 27, 2022, and all required reports were filed with the State of Nevada soon thereafter.

On March 14, 2022, UMA LLC, a shareholder of the Company, made a demand to the Company, at the last address of record, to comply with the Nevada Secretary of State statutes N.R.S. 78.710 and N.R.S. 78.150. UMA, LLC, made several attempts to locate prior management and reinstate the Company’s Nevada charter, which had been revoked. On, May 6, 2022, UMA, LLC filed a petition against the Company in the District Court of Clark County, Nevada, entitled “In the Matter of ADIA Nutrition Inc., a Nevada corporation”, case number A-22-852241-C, along with an Application for Appointment of Custodian.

On June 17, 2022, the District Court of Clark County, Nevada entered an Order Granting Application for Appointment of UMA LLC, (the “Order”), as Custodian of the Company. Pursuant to the Order, the UMA LLC (the “Custodian”) has the authority to take any actions on behalf of the Company, which are reasonable, prudent or for the benefit pursuant to, including, but not limited to, issuing shares of stock, and issuing new classes of stock, as well as entering in contracts on behalf of the Company. In addition, the Custodian, pursuant to the Order, is required to meet the requirements under the Nevada charter.

On June 17, 2022, the Custodian appointed Nikki Lee as the Company’s sole officer and director. The Custodian designated one share of preferred stock as Special 2022 Series A Preferred Stock at par value $0.001. The Special 2022 Series A Preferred stock has 60% voting rights over all classes of stock and is convertible into sixty million shares of the Company’s common stock. On June 17, 2022, the Custodian granted to itself, one share of Special Series A Preferred Stock.

Receivership

On June 27, 2022, the Company filed a Certificate of Revival with the Secretary State of the State of Nevada, which reinstated the Company’s charter and appointed a new Resident Agent in Nevada.

On August 5, 2022, in a private transaction, the Custodian entered into a Securities Purchase Agreement (the “SPA”) with Nairobi Anderson, to sell the Special 2022 Series A Preferred stock, and upon closing, Nairobi Anderson acquired 60% voting control of the Company.

On February 27, 2023, Nairobi Anderson entered into an SPA with The Leonard and Elizabeth Greene Family Trust to sell its share of Special 2022 Series A Preferred stock.

On January 22, 2024, The Leonard and Elizabeth Greene Family Trust sold its Special 2022 Series A Preferred share to Legends Investments Properties, LLC, 100% owned by Larry Powalisz. Leonard Greene resigned as Director and Larry Powalisz was appointed Chief Executive Officer and Director, and Rebecca Miller was appointed as Chief Financial Officer.

Change in Shell Status to a Non-Shell Company

On January 22, 2024, the Company engaged in a change of control and merged the operation of ADIA Nutrition, Inc. with the operations of the public entity. During the course of the year ended December 31, 2024, the Company began executing upon its business model and acquired operations, assets and inventory. On June 30, 2024, the Company acquired Biolete LLC. Directly prior to the acquisition of Biolete, the Company was a Shell Company. Immediately following the acquisition, the Company was no longer a Shell Company as defined in Rule 12b-2 under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). The effective date of the change in Shell Company status was June 30, 2024.

The Company is no longer a Shell Company since through the acquisition, executing upon its business model, and the acquisition of inventory, the Company now has substantial assets and operations. In addition, as of January 1, 2025, the Company has opened additional medical clinics as wholly owned subsidiaries, and has been seeing patients and generating revenues. It is for the aforementioned reasons that the Company is no longer a Shell Company as defined by Rule 12b-2 under the Exchange Act.

Current Business

In connection with the change in control on January 22, 2024, the Company integrated the operations of ADIA Nutrition, Inc.

ADIA is dedicated to revolutionizing healthcare through innovative partnerships. The primary focus is to work closely with healthcare providers and health insurance companies to facilitate and provide Autologous Hematopoietic Stem Cell Transplantation (AHSCT). ADIA has opened Adia Med of Winter Park, LLC as the clinic to perform treatments, and Adia Labs, LLC which will procure and sell the products relating to these procedures. ADIA Nutrition, Inc. operates under SIC 2836 – “Biologic Products, Except Diagnostic Substances.”

The Company’s medical and supplement divisions aim to boost health and vitality through innovation and expansion. Adia Med leads with a nationwide rollout of satellite locations offering Umbilical Cord Stem Cell (UCB-SC) treatments using AdiaVita from Adia Labs LLC, providing even greater access to the benefits of regenerative medicine. Our UCB-SC contain at least 100 million stem cells and 3 trillion exosomes per unit, and are registered with the FDA under section 361 of the Public Health Service Act (PHSA), which provides for the registration of human cells, tissues and cellular and tissue-based products (HCT/Ps) to be registered pursuant to compliance with FDA 21 CFR part 1271.

Our products and the deployment of the therapies utilizing our products address various orthopedic issues, pain management, and wound repair. In addition, our products are able to be utilized in various other therapies to address anti-aging issues and other tissue repair desires. With dramatic changes in the regulatory environment during 2024 and 2025 coupled with consumers’ better understanding, acceptance of and proactive search for stem cell therapies, the opportunities for stem cell treatment and therapies is increasing rapidly.

Partnerships with top medical entities help expand access to regenerative medicine. Full clinics with apheresis machines will also offer AHSCT for conditions like Multiple Sclerosis (MS) and Therapeutic Plasma Exchange (TPE) for diseases like Alzheimer's. ADIA’s revenue comes from services, product sales, while pushing for standardized stem cell protocols with FDA-approved labs.

ADIA is also committed to revolutionizing the supplement industry through strategic acquisitions and investments in companies that uphold the highest standards of integrity and quality. The mission is to empower individuals worldwide to prioritize their health and well-being by providing access to premium supplements crafted exclusively from organic ingredients. ADIA has, during 2024, taken an 18% equity position in Cement Factory, LLC. In addition, while we originally acquired Biolete, LLC, we subsequently sold it to Cement factory so they can focus on growth in the supplements market, allowing the Company to focus its primary efforts on the deployment of stem cells and the beneficial therapies associated with stem cells.

ADIA strives to cultivate a portfolio of brands that exemplify excellence, transparency, and sustainability, ensuring that every product that it offers contributes to the enhancement of consumers’ lives.

Market Overview

The stem cell therapy sector is a rapidly expanding segment of biotechnology and regenerative medicine, projected to reach $28.89 billion globally by 2030 according to Grand View Research. As of late 2025, numerous publicly traded companies are actively developing stem cell-based therapies for conditions like cancer, diabetes, neurodegenerative diseases, and cardiovascular disorders. These firms focus on areas such as allogeneic and autologous stem cells, induced pluripotent stem cells, and gene-edited cellular therapies.

The Autologous Hematopoietic Stem Cell Transplantation Market Summary

Autologous Hematopoietic Stem Cell Transplantation (AHSCT) is a procedure where a patient's own stem cells are harvested, stored, and reinfused after high-dose chemotherapy or radiation to treat conditions like multiple myeloma, lymphoma, and certain autoimmune diseases. It represents the dominant segment within the broader Hematopoietic Stem Cell Transplantation (HSCT) market, accounting for approximately 55-58% of total procedures due to its lower risk of graft-versus-host disease and faster recovery compared to allogeneic transplants. The AHSCT market benefits from rising incidences of hematological malignancies, aging populations, and advancements in cell processing and cryopreservation technologies.

The global HSCT market, with AHSCT as its largest component, is experiencing robust expansion driven by increasing cancer prevalence and improved accessibility. As of 2025, the overall HSCT market is valued at around USD 3.74 billion, projected to reach USD 6.25 billion by 2030 at a compound annual growth rate (CAGR) of 10.79%. Longer-term forecasts indicate even stronger growth, with the market surpassing USD 10.16 billion by 2037 – a CAGR of 9.7% from 2024. AHSCT specifically is expected to grow at a similar or slightly higher rate, fueled by its preference for non-malignant and solid tumor applications.1

The Umbilical Cord Stem Cell Market Summary

The umbilical cord stem cell market, often encompassed within the broader stem cell banking and umbilical cord blood banking sectors, focuses on the collection, processing, storage, and therapeutic use of hematopoietic and mesenchymal stem cells derived from umbilical cord blood and tissue. These cells are valued for their regenerative potential in treating conditions like leukemia, lymphoma, immune disorders, and emerging applications in regenerative medicine. As of November 2025, the market is experiencing robust growth driven by rising awareness of personalized medicine, advancements in cryopreservation technology, and increasing clinical trials for chronic diseases.

Market data varies due to differences in scope (e.g., banking services vs. therapeutic applications), but consensus points to a global valuation around USD 7-8 billion in 2025, with strong expansion projected through 2032 and beyond.

Sales and Marketing Strategy

Biologic Products

Our Adia Med operation administers our biologic products using trained medical professionals to treat conditions or ailments whose negative affects can be mitigated by the administration of our biologic. Our sales strategy employs: (1) word of mouth, (2) advertising, (3) seminar sales and, (4) repeat customers. The business model of Adia Med is also replicable with other Adia Med facilities (owned and operated by ADIA) in the future, and the same business model is capable of being applied by other regenerative healthcare facilities throughout the United States. Adia Labs provides its biologic products to Adia Med, and also sells the ADIA biologic products directly to other regenerative healthcare facilities through the United States that are capable of administering the products to their patients by trained medical professionals and practitioners.

 __________

1 Sources: Aggregated from Mordor Intelligence, Research Nester, and Market Research Future reports.

Supplement Products

We cater directly to consumers that can benefit from the utilization of our supplements. We sell our supplements on a direct-to-consumer basis (i.e., www.cementfactory.co) as well as through other direct to consumer channels/portals.

Brand Names, Trademarks and Intellectual Property

Our success depends in part upon our ability to protect our intellectual property. To establish and protect our proprietary rights, we will rely on a combination of know-how, trade secrets, license agreements, confidentiality procedures, non-disclosure agreements, non-circumvent agreements, non-solicitation agreements and other contractual agreements and rights.

We generally wish to brand and trademark all of our products, and will file patents on products and processes as needed to protect our intellectual property. We have filed for one provisional patent during 2025. To date we have branded or trademarked two of our products:

•	AdiaVita (trademarked): A private-label product featuring umbilical cord stem cells. Each unit of AdiaVita guarantees a minimum of 100 million viable cells and 3 trillion exosomes, designed to support advanced medical research and therapeutic applications. This product has undergone rigorous third-party verification to ensure unparalleled quality, purity, and potency.
•	AdiaLink (branded): A product offering exosomes with a guaranteed count of 3.5 trillion per unit. It's specifically crafted for exclusive use in clinical studies, trials, and research by doctors and clinics, aiming to push the boundaries of medical science.

Product Descriptions, Testing and Quality Standards

Donor qualification is performed under FDA CFR 1271. Donor qualification is certified following the review of the mother’s medical history, social history, physical examination, and raw product recovery information. All donors are screened for 13 communicable infectious diseases.

Raw amniotic fluid and cords are collected by FDA-approved and AABB accredited cord-blood banks within the United States. All manufacturing is performed by qualified, trained scientists under cGMP laboratory with an ISO7 clean room. Release criteria including sterility is performed by and certified by independent third-party labs.

AdiaVita

•	Umbilical Cord Blood Plasma combined with Mononuclear Cells (UCB-PM)
•	UCB-PM is an allogeneic, minimally manipulated product derived from allogenic umbilical cord blood collected from normal healthy planned cesarean section donors. We have completed extensive characterization of the final UCB-PM product to analyze its biological components for research purposes.
•	The manufacturing methodology is designed to preserve the naturally-occurring soluble proteins and nanoparticles including exosomes present in full-term cord blood UCB-PM. These components have been characterized for their biological properties in research settings.
•	All umbilical cords are sourced from prequalified donors.

AdiaLink

•	Derived from human amniotic fluid donated from consenting adults during routine, full-term planned cesarean sections under IRB approved donor screening.
•	At this stage of fetal development, amniotic fluid consists of water, salts to maintain proper osmolarity, proteins and enzymes to aid in fetal growth.
•	To address the protein composition of our product, we performed arrayscan analysis to detect up to 80 different cytokines all having functions relating to tissue repair and remodeling.
•	Our product is unadulterated. Following procurement, the amniotic fluid is not mixed or diluted with any additional components. We have evaluated the composition and characteristics of the final product in reference to original unprocessed amniotic fluid.

Government Regulations

The foundation of the Company is its rigorous science-based approach to product development. We seek to educate the medical community to the benefits of perinatal tissue, which is naturally endowed with the capabilities to support immune modulation and tissue and cell regeneration.

We are subject to extensive and ongoing regulation by the FDA under Section 361 of the PHSA and FDA’s implementing regulations, as well as other federal and state regulatory bodies in the United States. These laws and regulations govern, among other things, product design and development, pre-clinical and clinical testing, manufacturing, processing, packaging, labeling, storage, record keeping and reporting, marketing, distribution, promotion, import and export, and post-marketing surveillance.

Unless an exemption applies, each establishment that manufactures HCT/P under Section 361 of the PHSA (“Section 361 HCT/P”) must register with the FDA and list all HCT/Ps with the FDA. The development, manufacturing, and marketing of HCT/Ps can be resource intensive, expensive, and lengthy, as well as require payment of significant fees, unless an exemption is available.

We do not currently sell any cellular and tissue-based products considered to be drugs, devices, and/or biological products subject to licensure under Section 351 of the Public Health Service Act or approval or clearance under the Federal Food, Drug, and Cosmetic Act and related regulations. HCT/Ps that are not solely Section 361 HCT/Ps are regulated as biological products, drugs, and/or devices, and, in order to be lawfully marketed in the United States, require FDA pre-market licensure, approval, or clearance.

As discussed above, the products in our portfolio are currently regulated as Section 361 HCT/Ps. However, we may in the future decide to offer new products that would constitute, or qualify as, medical devices, drugs, and/or biologics, which would require compliance with more stringent FDA regulatory requirements, including a Biologics License Application, New Drug Application, or medical device Premarket Approval or 510(k) clearance.

The AATB is a nationwide organization that establishes standards relating to tissue banking and associated products. AATB standards include specific requirements for recovery, screening, testing, labeling, processing, and storing of birth tissue. Generally, AATB accreditation is voluntary. However, some state regulatory bodies and managed care organizations use AATB accreditation as a credentialing or licensing standard. Our lab has obtained AATB accreditation, has undergone a corporate survey, and undergoes continuous audits by the AATB to maintain our accreditation. Our lab is accredited by the AATB, is registered with the FDA as a licensed tissue establishment as required by 21 CFR 1271 and adheres to applicable FDA standards, including the submission by us of a list of each HCT/P that we manufacture at our labs to the FDA as required by 21 CFR 1271.

As mentioned above, we are required to have our products registered with the FDA and our laboratory is also registered with the FDA. All of our products are processed and distributed in compliance with the FDA regulations 21 CFR 1271 Section 361 and AATB standards with end-user safety as our principal focus. At the state level, the regulatory environment varies. In Florida for instance, where we primarily operate, the regulatory environment has eased significantly during the second half of 2024 and throughout 2025. We anticipate that other states will follow suit and, as such we will be able to expand our efforts as the regulatory environment allows us to effectively operate in other markets in the same manner as in which we operate in Florida.

Competition

The market for providing regenerative tissue products is moderately fragmented with approximately 30 to 50 competitors providing either amniotic based or umbilical cord based regenerative tissue products. Various competitors are not adequately funded, and as such there is either a natural degree of financial-related attrition within the market, and to a lesser extent, some consolidation within the small group of competitors that exists. While companies like ADIA identify applications within the regenerative medicine market specifically, they do not face competition from the overall pharmaceutical industry.

Unlike companies participating in regenerative medicine products, the pharmaceutical industry concentrates on providing “cures” to medical conditions. As a result, the pharmaceutical industry does not (yet) play a roll in the regenerative market segment, however, it is anticipated that at some point in the future, the pharmaceutical industry will see an opportunity in regenerative care, and will more than likely enter this space through acquisition – once the regenerative market begins to consolidate, similarly to most other markets in the medical space.

Smaller Reporting Company Status

We qualify as a “smaller reporting company” under Rule 12b-2 of the Exchange Act, which is defined as a company with a public equity float of less than $250 million or it has less than $100 million in annual revenues and no public float or public float of less than $700 million. To the extent that we remain a smaller reporting company, we will have reduced disclosure requirements for our public filings, including: (1) less extensive narrative disclosure than required of other reporting companies, particularly in the description of executive compensation and (2) the requirement to provide only two years of audited financial statements, instead of three years. In addition, until such time as the public float of our common stock exceeds $75 million, we will be a non-accelerated filer and will not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act.

Employees

The Company currently has three employees. The business of the Company is managed primarily by the Company’s Chief Executive Officer and the Chief Financial Officer. In addition, the Company has four additional directors that are compensated with stock issuances that assist in guiding the Company in medical advancements, regenerative medicine deployment and strategic direction. Additional directors that may be added, and current officers and directors and such officers or directors which may join the Company in the future, may become employees of the Company at a future point in time.

Item 1A. Risk Factors.

An investment in our securities carries a significant degree of risk. You should carefully consider the following risks, as well as the other information contained in this Annual Report on Form 10-K, including our historical financial statements and related notes included elsewhere herein, before you decide to purchase our securities. Any one of these risks and uncertainties has the potential to cause material adverse effects on our business, prospects, financial condition and operating results which could cause actual results to differ materially from any forward-looking statements expressed by us and a significant decrease in the value of our common shares and warrants. Refer to “Cautionary Statement Regarding Forward-Looking Statements”.

We may not be successful in preventing the material adverse effects that any of the following risks and uncertainties may cause. These potential risks and uncertainties may not be a complete list of the risks and uncertainties facing us. There may be additional risks and uncertainties that we are presently unaware of, or presently consider immaterial, that may become material in the future and have a material adverse effect on us. You could lose all or a significant portion of your investment due to any of these risks and uncertainties.

Below is a summary of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

Risks Related to Our Industry

If our competitors market products that are less expensive, safer or more effective than our products or the ones we have in development, or that reach the market before our products or product candidates, we may be at a competitive disadvantage. The market may choose competitive products or choose not to use our products at all for any number of reasons due to familiarity with or pricing of competitive products. The failure of any of our products or product candidates to compete with products marketed by our competitors would impair our ability to generate revenue, which would have a material adverse effect on our future business, financial condition and results of operations.

We expect to compete with several companies and our competitors may:

•	develop and market products that are less expensive or more effective than our future products;
•	commercialize competing products before we or our partners can launch any products developed from our product candidates;
•	operate larger research and development programs or have substantially greater financial resources than we do;
•	have greater success in recruiting skilled technical and scientific workers from the limited pool of available talent;
•	more effectively negotiate third-party and strategic relationships; and
•	take advantage of acquisition or other opportunities more readily than we can.

Risks Related to Our Products

Our products participate in a market considered by many to represent new classes of therapy that the marketplace may not understand or accept. Furthermore, the success of our products is dependent on wider acceptance by the medical community and consumer understanding and acceptance.

While our products have had some commercial success to date, the broader market may not understand or accept our products. Our products represent new treatments, approaches or therapies and compete with a number of conventional products and therapies manufactured and marketed by others. The nature of our products creates significant challenges with regard to product development and optimization, manufacturing, and regulations. In addition, third-party reimbursement and coverage by health insurance providers is currently undetermined. As a result, the commercialization of our current products and the development pathway for our potential new products may be subject to increased scrutiny, as compared to the pathway for conventional products and therapies already accepted in the marketplace.

While the osteopathic, regenerative and alternative medicine market segment is growing, the degree of market acceptance of any of our marketed or potential new products will depend on the continued growth and acceptance of these approaches, as well as a number of factors, including:

•	The clinical safety and effectiveness of our products and their demonstrated advantage over alternative treatment methods;
•	Our ability to demonstrate to healthcare providers that our products provide a therapeutic advancement over standard of care treatment or other competitive products and methods;
•	Our ability to educate healthcare providers on the autologous use of human tissue;
•	Our ability to educate healthcare providers on the benefits and appropriate use of our human tissue products;
•	Our ability to educate healthcare providers and patients and the safety associated with our products, and;
•	Our ability to meet supply and demand and develop a continuously growing group of medical professionals familiar with and committed to the use of our products.

Market acceptance of any future product candidates, if approved, will not be fully known until after they are launched and may be negatively affected by a potentially poor safety experience and the track record of other similar products and product candidates.

If the medical community or patients do not accept the safety and effectiveness of our products, it could negatively affect our ability to sell those products, which would have a material adverse impact on our business, financial condition and operations.

Risks Related to our Business and Strategy

We have incurred losses in the past and may not achieve consistent profitability for some time or at all.

We have sustained cumulative losses through the fiscal years ended December 31, 2025 and 2024. For the fiscal years ended December 31, 2025 and 2024, we reported net losses of $395,464 and $181,067, respectively. The accumulated deficit as of December 31, 2025 was $15,973,482. Our audit firm indicated in its opinion for the fiscal years ended December 31, 2025 and 2024 that there is a substantial risk that we will not be able to continue as a going concern. Our losses have had, and will continue to have, an adverse effect on our financial condition. Any failure to achieve and maintain profitability will continue to have an adverse effect on our financial condition and results of operations and may affect our ability to continue as a going concern.

The Company may require additional financing to maintain its reporting requirements and administrative expenses.

The Company’s historic financial performance and limited revenue to date may not be sufficient to fund the costs associated with the reporting obligations under the Exchange Act, and other administrative costs associated with our corporate existence. We believe that our most recent profitability trend can be maintained and will continue to provide sufficient funds to pay accounting and professional fees and other expenses to fulfill our reporting obligations under the Exchange Act; however, in the event that our available funds prove to be insufficient, we will be required to seek additional financing. Our failure to secure additional financing could have a material adverse effect on our ability to pay the accounting and other fees in order to continue to fulfill our reporting obligations and pursue our business plan. We have an existing agreement in place with a line of credit facility to provide funding, but we cannot predict if this facility and be extended/increased or if it will be enough to sustain operational expenses. We currently do not have any arrangements with any bank or financial institution to secure additional financing and such financing may not be available on terms acceptable and in our best interests.

We rely on a third-party lab to provide us with the products we administer, market and sell. Interruptions in the supply of our products or inventory loss may adversely affect our business, results of operations and financial condition.

Our products are manufactured using technically complex processes requiring specialized facilities, highly specific raw materials and other production constraints. The complexity associated with our lab’s processes, as well as strict government standards for the manufacture and storage of our products subjects us to production risks. In addition to ongoing production risks, process deviations or unanticipated effects of approved process changes may result in non-compliance with regulatory requirements including stability requirements or specifications. Most of our products must be stored and transported within a specified temperature range. For example, if environmental conditions deviate from that range, our products’ remaining shelf-lives could be impaired or their safety and efficacy could be adversely affected, making them unsuitable for use. These deviations may go undetected. The occurrence of actual or suspected production and distribution problems can lead to lost inventories, and in some cases recalls, with consequential reputational damage and the risk of product liability. The investigation and remediation of any identified problems can cause production delays and result in substantial additional expenses. Any future failure in the storage or manufacture of our products or loss in supply could result in a loss of our market share and negatively affect our revenues and operations.

The FDA may conduct periodic inspections of HCT/P manufacturing facilities, and contract manufacturers’ facilities, to assess compliance with cGMP and other requirements.

Such inspections can occur at any time, with or without written notice, at such frequency as determined by the FDA in its sole discretion. To determine compliance with the applicable provisions, the inspections may include, but are not limited to, an assessment of the establishment’s facilities, equipment, finished and unfinished materials, containers, processes, HCT/Ps, procedures, labeling, records, files, papers and controls. If the FDA were to find serious non-compliant manufacturing or processing practices during such an inspection, it could take regulatory actions that could adversely affect our business, results of operations, financial condition, and cash flows.

The FDA has broad regulatory compliance and enforcement powers. If the FDA determines that we failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, which could materially adversely affect our business such as:

•	Untitled letters, warning letters, fines, injunctions, consent decrees, and civil penalties;
•	Unanticipated expenditures to address or defend such actions;
•	Recall, withdrawal, administrative detention, seizure, or destruction of our products;
•	Operating restrictions, partial suspension or total shutdown of production; or,
•	Criminal prosecution.

The FDA may in the future determine that certain of our products that are, or are derived from, human cells or tissues, do not qualify for regulation solely under Section 361 of the PHSA, and may require that we revise our labeling and marketing claims for these products or that we suspend sales of such products until FDA pre-market clearance or approval is obtained, which could adversely affect our business, results of operations, and financial condition.

The products we sell are derived from human tissue. Amniotic and other birth tissue have generally been regulated as HCT/Ps and are therefore eligible to be subject to regulation solely under Section 361 depending on whether the specific product at issue and the claims made for it are consistent with the applicable criteria. HCT/Ps that do not meet these criteria are subject to more extensive regulation as drugs, medical devices, biological products, or combination products. These HCT/Ps must comply with both the FDA’s requirements for HCT/Ps and the requirements applicable to biologics, devices, or drugs, as applicable, including pre-market clearance, approval, or licensure from the FDA. Obtaining FDA pre-market clearance, approval, or licensure involves significant time and investment by us.

While we believe that we are currently in material compliance with applicable laws and regulations as historically enforced by the FDA, we cannot assure you that the FDA will agree with our determination; and a determination that we have violated these laws and regulations, or a public announcement that we are being investigated for possible violations, could adversely affect our business, prospects, results of operations, or financial condition.

Any future regulatory changes could also have adverse consequences for us and make it more difficult or expensive for us to conduct our business by requiring pre-market clearance, approval, or licensure and compliance with additional post-market regulatory requirements with respect to our products. For example, the FDA may in the future impose conditions, such as labeling restrictions, or requirements that one or more of our products be manufactured in compliance with current such as those currently applicable to drugs, biologics, or medical devices, which would require significant additional time and cost investments by us. Moreover, increased regulatory scrutiny within the industry in which we operate could lead to increased regulation of HCT/Ps, including Section 361 HCT/Ps, which could ultimately increase our costs and adversely impact our business, results of operations and financial condition.

If any of our products cause or contribute to a death, serious injury, or adverse reaction, we will be required to report such death, serious injury, or adverse reaction under applicable HCT/P reporting regulations, and such events can result in voluntary corrective actions or agency enforcement actions.

Under FDA HCT/P reporting regulations, HCT/P manufacturers are required to report to the FDA information that a HCT/P has or may have caused or contributed to a death, serious injury, or adverse reaction. If such a death, serious injury, or adverse reaction were to occur, and we or our collaborators are unable to demonstrate that the adverse events were caused by factors other than our or our collaborator’s products, regulatory authorities could order us to remove, recall, destroy, or cease manufacturing the affected HCT/P. Any of these occurrences may harm our and our collaborators’ ability to manufacture, identify and develop HCT/Ps, and may significantly harm our business, financial condition, result of operations, and prospects.

Obtaining and maintaining any necessary regulatory approvals, including conducting clinical trials, for certain of our products or potential products could be expensive and time consuming.

Where applicable, the process of obtaining regulatory clearances, approvals, or licensures to market a drug, medical device, biological product, or a combination product from the FDA may be costly and time consuming, and such clearances, approvals, or licensures may not be granted on a timely basis, or at all. The FDA may take the position that some of the products that we currently market are not Section 361 HCT/Ps and require, among other things, a New Drug Application, Biologics License Application, 510(k) clearance, or Premarket Approval from the FDA. Some of the future products and enhancements to our current products that we may develop or may acquire and market may require marketing clearance, approval, or licensure from the FDA. However, if required, clearance, approval, or licensure may not be granted with respect to any of our products or enhancements and further FDA review may add delays that could adversely affect our ability to market such products or enhancements.

If the FDA disagrees that any of our products is a Section 361 HCT/P, the process of developing and executing clinical trials and manufacturing processes that would be necessary to support FDA approval, licensure, or clearance would require the expenditure of substantial time, effort and financial resources and may take years to complete, including costs incurred on top of those fees incurred as part of conducting various clinical studies while marketing our products under Section 361. Additionally, the FDA may limit the indications for use or place other conditions on any approvals, licensures, or clearances that could restrict the commercial application of the products. If we do receive approval, licensure, or clearance, some types of changes to the approved, licensed, or cleared product(s), such as adding new indications or doses, manufacturing changes and additional labeling claims, would be subject to further testing requirements and further FDA review and approval. Our revenues could be adversely affected if the FDA limited the indications for use or required other conditions that restrict the commercial application of our products.

Additionally, there are significant costs associated with clinical trials that can be difficult to accurately estimate. Clinical trials may not be successful or may return results that do not support approval, licensure, or clearance. Moreover, the results of early clinical trials are not necessarily predictive of future results, and any product we advance into clinical trials may not have favorable results in later clinical trials. Our interpretation of data and results from our clinical trials does not ensure that we will achieve similar results in future clinical trials. In addition, clinical data are often susceptible to various interpretations and analyses, and many companies that have believed their products performed satisfactorily in earlier clinical trials or retrospective studies have nonetheless failed to replicate results in later clinical trials.

We may be subject to fines, penalties, injunctions and other sanctions if we are deemed to be promoting our products for uses that require, but lack, regulatory approval.

The FDA and the FTC regulate the advertising and promotion of HCT/Ps to ensure that the claims made are consistent with those permitted by the PHSA or other applicable laws, that there are adequate and reasonable data to substantiate the claims and that the promotional labeling and advertising is neither false nor misleading in any respect. If the FDA or FTC determines that any of our advertising or promotional claims are false, misleading, not substantiated or not permissible, we may be subject to enforcement actions, including warning letters, and we may be required to revise our promotional claims and make other corrections or restitutions.

As a general rule, FDA regulations require that the marketing of Section 361 HCT/Ps, which do not require FDA licensure, approval, or clearance, only be for homologous uses, and that the promotion of any licensed biological products, approved drugs, or approved or cleared devices only be for FDA-licensed, -approved, or -cleared indications. Generally, unless they are later licensed, approved, or cleared by FDA for other uses, the FDA contends that we may not make claims about the safety or effectiveness of our Section 361 products, or promote them as safe or effective, for uses other than homologous uses. Such limitations present a risk that the FDA or other federal or state law enforcement authorities could determine that the nature and scope of our sales, marketing and support activities, though designed to comply with all FDA requirements, constitute the promotion of our products for a non-homologous or unapproved use in violation of the federal PHSA or FDCA. We also face the risk that the FDA or other governmental authorities might pursue enforcement based on past activities that we have discontinued or changed, including prior sales activities, marketing materials, arrangements with institutions and doctors, educational and training programs and other activities.

Investigations concerning the promotion of unapproved product uses and related issues are typically expensive, disruptive and burdensome and generate negative publicity. If our promotional activities are found to be in violation of the law, we may face significant legal action, fines, penalties, and even criminal liability and may be required to substantially change our sales, promotion, grant and educational activities. There is also a possibility that we could be enjoined from selling some or all of our products for any unapproved use. In addition, as a result of an enforcement action against us or any of our executive officers, we could be excluded from participation in government healthcare programs such as Medicare and Medicaid.

While we believe we are fully in compliance with the FDA's Guidance on Section 361 HCT/Ps, there can be no assurance that we have correctly interpreted the FDA Guidance, or that we will not need to discontinue marketing a product and/or may be subject to fines, penalties, injunctions, and other sanctions if we are deemed to be promoting the use of our products for unapproved uses. Such regulatory penalties by the FDA could adversely affect our business and results of operations.

Increased prices for, or unavailability of, raw materials used in our products could adversely affect our business, results of operations and financial condition.

Our profitability could be affected by prices of raw materials used in the manufacture of our products. These prices could fluctuate based on a number of factors beyond our control, including changes in supply and demand, general economic conditions, labor costs, fuel related delivery costs, competition, excise and other indirect taxes and government regulation. Due to the highly competitive nature of the healthcare industry and the cost containment efforts of our customers and third-parties, we may be unable to pass along cost increases for key components or raw materials through higher prices to our customers. If the costs of key components or raw materials increases, and we are unable fully to recover these increased costs through price increases or offset these increases through other cost reductions, we could experience lower margins and profitability. Significant increases in the prices of raw materials that cannot be recovered through productivity gains, price increases or other methods could adversely affect our business, results of operations and financial condition.

We depend on our senior leadership team and may not be able to retain or replace these employees or recruit additional qualified personnel, which would harm our business, results of operations and financial condition.

Our business and success are materially dependent on attracting and retaining members of our senior leadership team to formulate and execute our business plans. Our future success will also depend, in part, upon our ability to attract and retain skilled personnel, including sales, managerial and technical personnel. There can be no assurance that we will be able to continue to find and attract additional qualified employees to support our expected growth or retain any such personnel.

We face the risk of product liability claims and may not be able to obtain or maintain adequate product liability insurance.

While we have had a low product complaint and adverse event rate historically, our business exposes us to the risk of product liability claims that are inherent in the manufacturing, processing and marketing of human tissue products. We may be subject to such claims if our products cause, or appear to have caused, an injury. Claims may be made by patients, healthcare providers or others selling our products. Product liability claims can be expensive to defend (regardless of merit), divert our management’s attention, result in substantial damage awards against us, harm our reputation, and generate adverse publicity, which could result in the withdrawal of, or reduced acceptance of, our products in the market.

Although we have product liability insurance that we believe is adequate, this insurance is subject to deductibles and coverage limitations, and we may not be able to maintain this insurance at an acceptable cost or on acceptable terms or be able to secure increased coverage (if needed), nor can we be sure that existing or future claims against us will be covered by our product liability insurance. Moreover, the existing coverage of our insurance or any rights of indemnification and contribution that we may have may not be sufficient to offset existing or future claims. If we are unable to maintain product liability insurance at an acceptable cost or on acceptable terms with adequate coverage or otherwise protect ourselves against potential product liability claims or we underestimate the amount of insurance we need, we could be exposed to significant liabilities, which may harm our business. A product liability claim or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could result in significant costs and significant harm to our business. Even if a claim is not successful, defending such claim would be time-consuming and expensive, may damage our reputation in the marketplace, and would likely divert our management’s attention.

A cyberattack or significant disruptions of our information technology systems could adversely affect our business, results of operation and financial condition.

A cyberattack, a disruption in availability, or the unauthorized alteration of systems or data could adversely affect our business, results of operations and financial condition. We rely on technology for day-to-day operations as well as positioning to enhance our stance in the market. We generate intellectual property that is central to the future success of the business and transmit large amounts of confidential information. Additionally, we collect, store and transmit confidential information of customers, patients, employees and third parties. We also have outsourced significant elements of our operations to third parties, including significant elements of our information technology infrastructure, and, as a result, we are managing many independent vendor relationships with third parties who may or could have access to our confidential information. The continually changing threat landscape of cybersecurity today makes our systems potentially vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, partners, and vendors, and from attacks by malicious third parties, including supply chain attacks originating at our third-party partners. Such attacks are of ever-increasing levels of sophistication. Attacks are made by individuals or groups that have varying levels of expertise, some of which are technologically advanced and well-funded including, without limitation, nation states, organized criminal groups and hacktivists organizations.

If a breach of our measures protecting personal data covered by HIPAA state privacy laws, or state data breach notification laws occurs, we may incur significant liabilities and operational disruptions.

The Health Insurance Portability and Accountability Act of 1996, as amended, or HIPAA, and the regulations that have been issued under it, impose certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy and security of protected health information. The requirements and restrictions apply to “covered entities” (which include health care providers and insurers) as well as to their “business associates” that receive access to protected health information from such covered entities to provide services to or perform certain activities on their behalf. The statute and regulations also impose notification obligations on covered entities and their business associates in the event of a breach of the privacy or security of protected health information. We provide services to and on behalf of customers that are HIPAA covered entities or business associates and occasionally receive protected health information from such customers in the course of our business. As such, we believe that we are HIPAA business associates and therefore subject to HIPAA’s requirements and restrictions with respect to handling such protected health information, and have executed business associate agreements with certain customers. We also collect, use, and disclose personally identifiable information that is governed by state privacy laws, such as the California Consumer Privacy Act, as amended.

The secure processing, storage, maintenance, and transmission of this critical information are vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take reasonable measures to protect sensitive data from unauthorized access, use, or disclosure, no security measures can guarantee the security of information, and our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or breached due to employee or contractor error, malfeasance or other malicious or inadvertent disruptions. Any such breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such access, breach, or other loss or unauthorized use or disclosure of information could result in legal claims or proceedings, and liability under federal or state laws that protect the privacy or security of identifiable information, such as HIPAA, state privacy laws, and state data breach notification laws, and regulatory penalties. Notice of breaches may be required to affected individuals, the Secretary of Health and Human Services or other state, federal or foreign regulators, and for extensive breaches, notice may need to be made to the media or state attorneys general. Such a notice could harm our reputation and our ability to compete.

Unauthorized access, loss or dissemination could also disrupt our operations (including our ability to conduct our analysis, provide test results, bill payors or patients, process claims and appeals, provide customer assistance, conduct research and development activities, collect, process and prepare company financial information, provide information about our tests and other patient and health care provider education and outreach efforts through our website, and manage the administrative aspects of our business) and damage our reputation, any of which could adversely affect our business. There can be no assurance that we will be successful in preventing cyberattacks or successfully mitigating their effects. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or our customers and any other third party’s data, or inappropriate disclosure or theft of confidential, proprietary or personal information, we could incur substantial liability, suffer reputational damage or poor financial performance, or become the subject of litigation and/or regulatory actions by state, federal or non-US authorities, any of which could adversely affect our business.

It is possible the data protection laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. In addition, these privacy regulations may differ from country to country and state to state, and may vary based on whether testing is performed in the United States or in the local country. Complying with these various laws and regulations could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business. Further, compliance with data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. We can provide no assurance that we are or will remain in compliance with diverse privacy and security requirements in all of the jurisdictions in which we do business. If we fail to comply or are deemed to have failed to comply with applicable privacy protection laws and regulations such failure could result in government enforcement actions and create liability for us, which could include substantial civil and/or criminal penalties, as well as private litigation and/or adverse publicity that could negatively affect our operating results and business.

Public health pandemics or outbreaks could adversely impact our business.

Our operations may be affected by the outbreak of public health pandemics or outbreaks. The ultimate disruption which may be caused by any particular outbreak is uncertain; however, it may result in a material adverse impact on our financial position, operations and cash flows. Possible areas that may be affected include, but are not limited to, negative impact on our workforce, unavailability of professional services and other resources, disruption in supply chain that may interrupt the supply of human tissue component needed to manufacture our products, restrictions imposed by local governments, or disruption to credit markets necessary for the success of our business model.

We will continue to incur costs and demands upon management as a result of complying with the laws and regulations affecting public companies.

As a public company, we will continue to incur significant legal, accounting and other expenses, including costs associated with public company reporting requirements. We will also continue to incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as rules implemented by the SEC or other regulators. These rules and regulations may also make it difficult and expensive for us to obtain directors' and officers' liability insurance. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers.

Risks Related to the Ownership of Our Capital Stock

The stock market, particularly in recent years, has experienced significant volatility. Factors that could cause this volatility in the market price of our Common Stock include:

•	failure or discontinuation of any of our research; delays in establishing new strategic relationships;
•	delays in the development or commercialization of our potential products;
•	market conditions and issuance of new or changed securities analysts’ reports or recommendations; actual and anticipated fluctuations in our financial and operating results;
•	developments or disputes concerning our intellectual property or other proprietary rights; introduction of technological innovations or new commercial products by us or our competitors; issues in manufacturing our potential products;
•	litigation or public concern; and additions or departures of key personnel.

These and other external factors may cause the market price and demand for our Common Stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of Common Stock and may otherwise negatively affect the liquidity of our Common Stock. In the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management.

We have not and do not anticipate paying any dividends on our common stock.

We have not paid any dividends on our common stock to date and it is not anticipated that any dividends will be paid to holders of our common stock in the foreseeable future. While our future dividend policy will be based on the operating results and capital needs of the business, it is currently anticipated that any earnings will be retained to finance our future expansion and for the implementation of our business plan. As an investor, you should take note of the fact that a lack of a dividend can further affect the market value of our stock, and could significantly affect the value of any investment in our Company.

We are subject to the reporting requirements of federal securities laws, this can be expensive and may divert resources from other projects, thus impairing our ability to grow.

We are subject to the information and reporting requirements of the Exchange Act, and other federal securities laws. The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders will cause our expenses to be higher than they would have been if we had remained privately held.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us.

We will be required to comply with Section 404 of the Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act requires public companies to conduct an annual review and evaluation of their internal controls and attestations of the effectiveness of internal controls by independent auditors. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. Our failure to maintain the effectiveness of our internal controls could have a material adverse effect on our business.

We could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the price of our common stock. In addition, if our efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

Due to our small number of employees and resources, and limited number of accounting personnel, the Company’s Board of Directors has four directors and does not have an audit committee or an independent audit committee financial expert we have limited segregation of duties, as a result, there would be insufficient independent review of duties performed.

Because of these inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

The limited trading market for our common stock results in limited liquidity for shares of our common stock and significant volatility in our stock price.

Although prices for our shares of common stock are quoted on the OTC Markets, there is little current trading and no assurance can be given that an active public trading market will develop or, if developed, that it will be sustained. The OTC is generally regarded as a less efficient and less prestigious trading market than other national markets. There is no assurance if or when our common stock will be quoted on another more prestigious exchange or market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. The absence of an active trading market reduces the liquidity of our common stock.

The market price of our stock is likely to be highly volatile because for some time there will likely be a thin trading market for the stock, which causes trades of small blocks of stock to have a significant impact on our stock price. As a result of the lack of trading activity, the quoted price for our common stock on the OTC is not necessarily a reliable indicator of its fair market value. Further, if we cease to be quoted, holders of our common stock would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock, and the market value of our common stock would likely decline.

Our Common Stock is currently deemed a “penny stock,” which makes it more difficult for our investors to sell their shares.

Our Common Stock is subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on The NASDAQ Stock Market or other national securities exchange and trades at less than $4.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years).

These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Offers or availability for sale of a substantial number of shares of our Common Stock may cause the price of our Common Stock to decline.

If our stockholders sell substantial amounts of our Common Stock in the public market upon the expiration of any statutory holding period, under Rule 144, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our Common Stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

The market for our Common Stock may be thinly traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

The market for our Common Stock may be thinly traded on the OTC Markets, meaning that the number of persons interested in purchasing our shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to several factors, including the fact that we are a small company that is relatively unknown to stock analysts, stockbrokers, institutional investors, and others in the investment community. Even if we came to such persons’ attention, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until we became more seasoned and viable. Consequently, there may be periods of several days or more when trading activity in our shares is minimal or non-existent compared to a seasoned issuer, which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on our share price. We cannot assure you that a broader or more active public trading market for our common shares will develop or be sustained or that current trading levels will be maintained.

The availability of shares for sale in the future could reduce the market price of our Common Stock.

In the future, we may issue securities to raise cash for acquisitions or otherwise. We may also acquire interests in other companies by using a combination of cash and Common Stock or just Common Stock. We may also issue securities convertible into our Common Stock. Any of these events may dilute your ownership interest in our Company and adversely impact our Common Stock’s price. Also, sales of a substantial amount of our Common Stock in the public market or the perception that these sales may occur could reduce our Common Stock’s market price and impair our ability to raise additional capital through the sale of our securities.

Because directors and officers currently and for the foreseeable future will continue to control the Company, it is not likely that you will be able to elect directors or have any say in the policies of the Company.

Our shareholders are not entitled to cumulative voting rights. Consequently, the election of directors and all other matters requiring shareholder approval will be decided by majority vote. The directors, officers and affiliates beneficially own a majority of our outstanding Preferred Stock voting rights. Due to such significant ownership position held by our insiders, new investors may not be able to affect a change in our business or management, and therefore, shareholders would have no recourse as a result of decisions made by management.

You may experience dilution of your ownership interests because of the future issuance of additional shares of our common stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We may issue additional shares of our common stock or other securities that are convertible into or exercisable for our common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock may create downward pressure on the trading price of the common stock. We will need to raise additional capital in the near future to meet our working capital needs, and there can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with capital raising efforts, including at a price (or exercise or conversion prices) below the price an investor paid for stock.

You could lose all of your investment.

An investment in our securities is speculative and involves a high degree of risk. Potential investors should be aware that the value of an investment in the Company may go down as well as up. In addition, there can be no certainty that the market value of an investment in the Company will fully reflect its underlying value. You could lose your entire investment.

We are a “smaller reporting company” and will be exempt from certain disclosure requirements, which could make our common stock less attractive to potential investors.

Rule 12b-2 of the Exchange Act a “smaller reporting company” means an issuer that is not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

•	Had a public float of less than $250 million; or
•	Had annual revenues of less than $100 million and either:
	○	No public float; or
	○	A public float of less than $700 million.

Whether an issuer is a smaller reporting company is determined on an annual basis.

As a smaller reporting company, we will not be required and may not include a Compensation Discussion and Analysis section in our proxy statements; we will provide only two years of financial statements; and we need not provide the table of selected financial data. We also will have other “scaled” disclosure requirements that are less comprehensive than issuers that are not smaller reporting companies which could make our common stock less attractive to potential investors, which could make it more difficult for our stockholders to sell their shares.

Provisions of our Certificate of Incorporation, as amended, and Bylaws may delay or prevent a take-over which may not be in the best interests of our shareholders.

Provisions of our Certificate of Incorporation and Bylaws may be deemed to have anti-takeover effects, which include, among others, when and by whom special meetings of our shareholders may be called, and may delay, defer or prevent a takeover attempt. In addition, our Certificate of Incorporation authorizes the issuance of shares of preferred stock with such rights and preferences as may be determined from time to time by our board of directors in their sole discretion. Our board may, without shareholder approval, issue shares of preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

The cybersecurity risk management program, processes and strategy described in this section are limited to the personal and business information belonging to or maintained by the Company (collectively, “Confidential Information”), our own third-party critical systems and services supporting or used by the Company (collectively, “Critical Systems”), and service providers.

We intend to develop and implement a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our Confidential Information and Critical Systems. Our cybersecurity risk management program will be integrated into our overall enterprise risk management program and includes a cybersecurity incident response plan.

Our cybersecurity risk management program will include:

•	risk assessments designed to help identify material cybersecurity risks to our Confidential Information, Critical Systems and the broader enterprise IT environment;

•	a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;

•	cybersecurity awareness and spear-phishing resistance training of our employees, and senior management;

•	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and

•	a vendor management policy for service providers.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, could have a material adverse effect on us including an adverse effect on our business, financial condition and results of operations.

Cybersecurity Governance

Our executive management team, along with our managed information technology service provider, is responsible for assessing and managing risks from cybersecurity threats to the Company, including our Confidential Information and Critical Systems. The team has primary responsibility for our overall cybersecurity risk management program. Our management team works closely with our information technology service provider.

Our management team meets with our information technology service provider periodically to discuss then-current cybersecurity issues, which may include efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, including threat intelligence and other information obtained from governmental, public or private sources, and external service providers engaged by us; and alerts and reports produced by security tools deployed in the information technology environment including a spear-phishing report.

Our Board considers cybersecurity risk as part of its risk oversight function and oversight of cybersecurity and other information technology risks, and oversees management’s implementation of our cybersecurity risk management program. Our executive management team is responsible for updating the Board, as necessary, regarding significant cybersecurity incidents.

Our Board shall also receive period reports from management on our cybersecurity risks and cybersecurity risk management program.

Item 2. Properties.

On November 1, 2024, the Company entered into a lease for 2,125 square feet of office space at 1561 W. Fairbanks Avenue, Winter Park, FL, 32789. This address is the Company’s principal place of business. The Company began occupying the space in January 2025 and this facility will be used as a medical clinic to perform treatments and procedures, for patients with autoimmune disorders, utilizing autologous hematopoietic stem cell transplantation (AHSCT) for multiple sclerosis.

As of the date of this report, the Company maintains a separate mailing address at 4421 Gabriella Lane, Winter Park, Florida, 32792.

Item 3. Legal Proceedings.

Recent proceedings are listed below.

Custodianship

This legal action is discussed in Item 1 under the title Custodian.

Cancellation of Shares

On May 5, 2025, the Company retired 15,495,165 shares of its Common Stock. Initially, on May 31, 2024, the Company filed a complaint for declaratory relief, seeking an order declaring as void a total of 15,495,165 shares of the Company’s issued and outstanding shares of Common Stock, held by Lotus Fund (“Lotus”) (10,495,165 shares), and Jason S. Coombs (“Coombs”) (5,000,000 shares), as well as the certain issued and outstanding shares of Series A Preferred Shares. Lotus, Coombs and Singhal (collectively the “Claimants”) were issued these shares but the Company deems that they were not properly acquired through any consideration. The lawsuit (Case Number: 2024CA001088, Case Style: ADIA NUTRITION INC -VS- ADIA NUTRITION INC) was filed pursuant to the laws of the State of Florida, and the venue lies in Seminole County. This matter was settled in favor of the Company on May 5, 2025.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Price Range of Securities

Our common stock is quoted on the OTC QB tier of the OTC Markets Group under the symbol “ADIA.” The OTC Market is a computer network that provides information on current “bids” and “asks,” as well as volume information.

	Bid Prices
	Low	High
FISCAL YEAR ENDING DECEMBER 31, 2024

First Quarter (January 1, 2024 to March 31, 2024)	$0.0091	$0.0250
Second Quarter (April 1, 2024 to June 30, 2024)	$0.0060	$0.0200
Third Quarter (July 1, 2024 to September 30, 2024)	$0.0046	$0.0159
Fourth Quarter (October 1, 2024 to December 31, 2024)	$0.0026	$0.0108

FISCAL YEAR ENDING DECEMBER 31, 2025

First Quarter (January 1, 2025 to March 31, 2025)	$0.0060	$0.1720
Second Quarter (April 1, 2025 to June 30, 2025)	$0.0177	$0.0900
Third Quarter (July 1, 2025 to September 30, 2025)	$0.0227	$0.0680
Fourth Quarter (October 1, 2025 to December 31, 2025)	$0.0250	$0.0790

The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks,” as well as volume information. The trading of securities on the OTC Markets is often sporadic and investors may have difficulty buying and selling our shares or obtaining market quotations for them, which may have a negative effect on the market price of our common stock.

The following table sets forth the range of high and low closing bid quotations for our common stock for each of the periods indicated as reported by the OTC Markets. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

On March 30, 2026, the closing bid price of our common stock as reported on the OTC Markets was $0.1200. As of March 31, 2026, we had 94,404,696 shares of common stock issued and outstanding.

Holders

As of December 31, 2025, there were approximately 172 holders of record of our common stock, including multiple beneficial holders at depositories, banks and brokers listed as a single holder in the street name of each respective depository, bank or broker.

Dividend Policy

We have never declared or paid cash dividends on our capital stock, and we currently have no plans to do so. Our current policy is to retain all of our earnings to finance future growth and pay down our existing indebtedness.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of Adia Nutrition, Inc.. and its consolidated subsidiaries (collectively, the “Company”) should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to the Company. This Annual Report on Form 10-K includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Reference is made to “Risk Factors,” which are included elsewhere in this Annual Report on Form 10-K.

Results of Operations

For the years ended December 31, 2025 and 2024

Revenue

For the years ended December 31, 2025 and 2024, the Company had revenues of $700,508 and $6,380, respectively. Revenue was generated from the following sources:

	December 31, 2025		December 31, 2024
Sales of supplements	$3,393	0.5%	$6,380	100.0%
Medical procedures	245,600	35.1%	–	0.0%
Sales of biologics	443,750	63.3%	–	0.0%
Sales of ancillary products	360	0.1%	–	0.0%
Shipping and delivery	5,138	0.7%	–	0.0%
Services	2,267	0.3%	–	0.0%
Total Revenue	$700,508	100.0%	$6,380	100.0%

Gross Profit

For the years ended December 31, 2025 and 2024, cost of revenue was $508,838 and $4,186, respectively. Cost of revenue was a result of the following:

	December 31, 2025		December 31, 2024
Cost of supplements	$1,295	0.3%	$4,186	100.0%
Cost for administration of medical procedures	217,955	42.8%	–	0.0%
Cost of biologics	289,588	56.9%	–	0.0%
Total Cost of Revenue	$508,838	100.0%	$4,186	100.0%

As a result, our gross profit for the year ended December 31, 2025 and 2024, was $191,670 and $2,194, respectively.

Operating Expenses

For the years ended December 31, 2025 and 2024, we incurred total operating expenses of $558,162 and $176,943. The following is a tabular breakdown of our operating expenses for the years ended December 31, 2025 and 2024:

	For the Years Ended December 31,
	2025	2024
Operating Expenses
General and administrative	51,389	29,977
Advertising and promotion	78,207	36,534
Clinical trial fees	6,900	–
Corporate filings	18,510	–
Equipment leases	31,784	–
Legal and professional fees	138,026	68,559
Licenses	2,688	–
Public relations	16,795	–
Repairs and maintenance	5,284	–
Research and development	29,144	–
Rent	64,636	10,583
Salaries and wages	61,767	–
Shared-based compensation	42,250	30,857
Utilities	6,343	–
Depreciation and amortization	4,439	433
Total Operating Expenses	558,162	176,943

Other Income (Expenses)

For the years ended December 31, 2025 and 2024, we had other income of $2,625 and $0, respectively. For the years ended December 31, 2025 and 2024, we had other expenses of $31,597 and $6,318, respectively. For the year ended December 31, 2025, other income was comprised of interest income of $625 on a loan we extended to a start-up facility, and sublease income of $2,000. For the years ended December 31, 2025 and 2024, other expenses were comprised of interest expenses on our line of credit facility with a related party.

Liquidity and Capital Resources

For the year ended December 31, 2025, we had a net loss of $395,464. For the year ended December 31, 2025, we had an increase in depreciation and amortization expense of $4,142, an increase in stock-based compensation of $11,393, a decrease in the amortization of operating lease right-of-use asset of $52,604, a decrease in the amortization of finance lease right-of-use asset of $22,123, a gain on the sale of intangibles of $239, an increase in accounts receivable of $33,360, an increase in interest receivable of $250, an increase in inventory of $29,496, a decrease in pre-paid expenses of $160,951, a decrease in accounts payable of $2,483, an increase in payroll liabilities of $153, an increase in accrued expenses of $31,597, an increase in deferred revenue of $14,000, and a decrease in operating lease liabilities of $45,756. As a result, we had net cash used in operating activities of $179,228 for the year ended December 31, 2025.

For the year ended December 31, 2024, we had a net loss of $181,067. For the year ended December 31, 2024, we had an increase in depreciation and amortization expense of $433, an increase in the amortization of operating lease right-of-use asset of $8,387, an increase in share-based compensation of $30,857, an increase in accrued interest – related party of $6,318, an increase in accounts payable of $4,876, an increase in deposits of $10,000, an increase in prepaid expenses of $45,185, an increase in inventory of $136,886, and a decrease operating lease liabilities of $13,209. As a result, we had net cash used in operating activities of $335,476 for the year ended December 31, 2024.

Investing Activities

For the year ended December 31, 2025, we purchased furniture and equipment for $13,200, we made a loan to a start-up clinic of $25,000 and the sale of our Biolete trademarks for $6,149. As a result, we had net cash used in investing activities of $32,051.

For the year ended December 31, 2024, we purchased furniture and equipment for $21,831, and invested in the Biolete trademarks for of $4,149. As a result, we had net cash used in investing activities of $25,980.

Financing Activities

For the year ended December 31, 2025, we made payments on our finance lease obligation of $17,123, drew down on our line of credit facility for and additional $231,471, and had net proceeds from the sale of our common stock of $70,000 (14,000,000 shares as part of the Reg A offering). As a result, we had net cash provided by financing activities of $284,348.

For the year ended December 31, 2024, we had net proceeds from the sale of our common stock of $25,000 (8,000,000 shares as part of the Reg A offering of $40,000 with offering costs of $15,000), made a deposit on our lease liability for equipment financing of $25,000, and we drew on our related party line of credit facility for $367,279. As a result, we had net cash provided by financing activities of $367,279.

Plan of Operation

Over the next twelve months, we expect to incur costs and expenses related to:

•	maintaining our corporate existence, such as annual fees due to the State of Nevada and any other state in which we conduct business;
•	filing periodic reports under the Exchange Act, including filing, accounting and legal fees;
•	operating our business in a proper and ethical manner.

We expect to incur costs associated with filing reports under the Exchange Act over the next twelve months of approximately $100,000. Costs associated with operating our business based upon current operating expenses are projected to be in the range of $450,000 to $750,000. We anticipate our cost of revenue to be approximately 35% to 45% of revenue. Based upon our performance during 2025 and 2024, and the current year to date, we anticipate that our expense should be able to satisfied by our profitability, although this can not be assured. If we are unable to cover our expenses with our gross profit, we may be required to obtain capital from third parties.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company generated revenues of $700,508 for the year ended December 31, 2025, with an associated net loss of $395,464, and at December 31, 2025, the Company has an accumulated deficit of $15,973,482. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern for one year after the audit report is dependent upon, among other things, its ability to generate greater revenues and its ability to obtain capital from third parties. No assurance can be given that the Company will be successful in these efforts.

Management anticipates continued growth in revenue and plans to utilize the funding resources it has available (i.e., its line of credit facility) as well as the continued identification of adequate sources of funding to provide bridge capital, financing of receivables, and operating capital for continued growth. The Company continued the use of its Reg A filing to raise additional capital; the Company received $40,000 in investments, offset by $15,000 in offering costs, towards this registration during the year ended December 31, 2024, and raised an additional $70,000 in investments during the year ended December 31, 2025.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-balance Sheet Arrangements

As of December 31, 2025, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that (1) recorded transactions are valid; (2) valid transactions are recorded; and (3) transactions are recorded in the proper period in a timely manner to produce consolidated financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with GAAP. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries (Biolete, LLC, Adia Med of Winter Park, LLC and Adia Labs, LLC). All intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

The Company accounts for cash and cash equivalents under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 305, “Cash and Cash Equivalents,” and considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Revenue Recognition

The Company records transactions in accordance with ASU 2014-09, “Revenue from Contracts with Customers” and all subsequent amendments to the ASU (collectively, “ASC 606”). In accordance with ASC 606, revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

Our operations currently generate revenues from the sale of supplements, medical procedures, the sale of our biologic products, sales of ancillary products, shipping and delivery, other services, and sublease income. During the years ended December 31, 2025 and 2024, the Company had revenues of $700,508 and $6,380, respectively. Revenue was generated from the following sources:

	December 31, 2025		December 31, 2024
Sales of supplements	$3,393	0.5%	$6,380	100.0%
Medical procedures	245,600	35.1%	–	0.0%
Sales of biologics	443,750	63.3%	–	0.0%
Sales of ancillary products	360	0.1%	–	0.0%
Shipping and delivery	5,138	0.7%	–	0.0%
Services	2,267	0.3%	–	0.0%
Total Revenue	$700,508	100.0%	$6,380	100.0%

Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, “Income Taxes”. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of December 31, 2025 and 2024, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded for the years ended December 31, 2025 and 2024, respectively.

Financial Instruments

ASC 820, “Fair Value Measurements and Disclosures,” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1 -	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 -	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 -	Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2025. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring basis.

Related Parties

The Company follows ASC 850-10, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions. The Company leases office space from an entity that is controlled by the CEO and Director of the Company. In addition this related party has provided working capital to the Company on the line of credit facility it has extended to the Company.

Pursuant to ASC 850-10-20, related parties include: a) affiliates of the Company; b) principal owners of the Company; c) management of the Company; d) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and e) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

Material related party transactions are required to be disclosed in the consolidated financial statements, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which statements of operation are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which statements of operations are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Loss Contingencies

From time to time the Company may be subject to various legal proceedings and claims that arise in the ordinary course of business. On at least a quarterly basis, consistent with ASC 450-20-50-1C, if the Company determines that there is a reasonable possibility that a material loss may have been incurred, or is reasonably estimable, regardless of whether the Company accrued for such a loss (or any portion of that loss), the Company will confer with its legal counsel, consistent with ASC 450. If the material loss is determinable or reasonably estimable, the Company will record it in its accounts and as a liability on the consolidated balance sheet.

Long-lived Assets

Long-lived assets such as fixed assets and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. We did not recognize any impairment losses for any periods presented.

Segment Reporting

The Company has three operating segments: (1) Biolete, (2) Adia Med, and (3) Adia Labs. The Biolete segment comprises the sale of supplements and had $0 and $73,974 of total assets at December 31, 2025 and 2024, respectively. Adia Med performs stem cell treatments to patients and had $261,208 and $323,590 of total assets at December 31, 2025 and 2024, respectively. Adia Labs procures and sells stem cell products to outside clinics or to Adia Med, and had $25,025 and $139,250 of total assets at December 31, 2025 and 2024, respectively. Unallocated assets held at the corporate level totaled $308,593 and $129,367, at December 31, 2025 and 2024, respectively.

The CODM reviews performance based on gross profit (sales less cost of products or services sold), operating profit, and net income (loss). Profitability is important to the Company’s ability to grow and expand operations. The Company does not have any operations or sources of revenue outside of the United States. Corporate overhead is not allocated to each segment unless the cost is specifically incurred to support the single segment. This provides the CODM with segment specific costs and profits.

The Company chooses to disclose the following in its segment reporting requirements for the year ended December 31, 2025:

For the year ended December 31, 2025	Unallocated
	Corporate		ADIA	ADIA
	Overhead	Biolete	Med	Labs	Totals
Segment Revenue
Sales of products and services	$2,267	$3,393	$245,960	$448,888	$700,508
Total Segment Revenue	2,267	3,393	245,960	448,888	700,508

Cost of Revenue
Cost of goods sold	–	1,295	217,955	289,588	508,838

Gross Profit	2,267	2,098	28,005	159,300	191,670

Operating Expenses
General and administrative	288,117	2,278	185,145	4,415	479,955
Advertising and promotion	30,289	67	41,749	6,102	78,207
Segment Operating Expenses	318,406	2,345	226,894	10,517	558,162

Segment Profit (Loss)	$(316,139)	$(247)	$(198,889)	$148,783	$(366,492)

The Company chooses to disclose the following in its segment reporting requirements for the year ended December 31, 2024:

For the year ended December 31, 2024	Unallocated
	Corporate		ADIA	ADIA
	Overhead	Biolete	Med	Labs	Totals
Segment Revenue
Sales of supplements, net of discounts	$–	$6,380	$–	$–	$6,380
Total Segment Revenue	–	6,380	–	–	6,380

Cost of Revenue
Cost of supplements	–	4,186	–	–	4,186

Gross Profit	–	2,194	–	–	2,194

Operating Expenses
General and administrative	112,990	5,052	20,420	1,947	140,409
Advertising and promotion	12,606	22,981	947	–	36,534
Segment Operating Expenses	125,596	28,033	21,367	1,947	176,943

Segment Loss	$(125,596)	$(25,839)	$(21,367)	$(1,947)	$(174,749)

Stock-Based Compensation

FASB ASC 718 “Compensation – Stock Compensation,” prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. The Company determines if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity’s past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50 “Equity – Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date. For the years ended December 31, 2025 and 2024, the Company had share-based compensation of $42,250 and $30,857, respectively.

Recently Issued Accounting Pronouncements

We have reviewed the FASB issued ASU accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration. For the year ended December 31, 2025, we adopted the ASU 2023-09, “Income Taxes (Topic 740) Improvement to Income Tax Disclosure”, to appropriately reconcile to specific tax rate provisions.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-24 comprising a portion of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On January 6, 2026, the Company dismissed Astra Audit & Advisory (“Astra”) as the Company’s independent registered public accounting firm. Astra’s reports on the Company’s financial statements for the fiscal years ended December 31, 2024 and 2023, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. During the Company’s two most recent fiscal years ended December 31, 2024 and 2023, there were: (i) no “disagreements” (within the meaning of Item 304(a) of Regulation S-K) with Astra on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Astra, would have caused it to make reference to the subject matter of the disagreements in its reports on the financial statements of the Company; and (ii) no “reportable events” (as such term is defined in Item 304(a)(1)(v) of Regulation S-K).

On January 6, 2026, the Company appointed Haynie & Company (“Haynie”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2025 and entered into an engagement letter with Haynie. During the fiscal years ended December 31, 2024 and 2023, and through the effective date of Haynie’s engagement, neither the Company nor anyone acting on its behalf consulted Haynie regarding (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and Haynie did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, or (2) any matter that was either the subject of a disagreement (as that term is used in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) on accounting principles or practices, financial statement disclosure or auditing scope or procedures or a “reportable event” (as described in Item 304(a)(1)(v) of Regulation S-K).

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2025, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Controls over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025. Our management’s evaluation of our internal control over financial reporting was based on the 2013 framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of December 31, 2025, our internal control over financial reporting was not effective.

The ineffectiveness of our internal control over financial reporting was due to material weaknesses that we identified in our internal control over financial reporting, including a lack of formal documentation of controls and processes, a lack of segregation of duties, and a lack of formal review process. A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We expect to address the material weakness by hiring additional qualified members of management. Management believes that the material weaknesses set forth above did not have an effect on our Company’s financial results.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm in accordance with applicable rules of the SEC.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2025, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Insider Trading Policies

During the quarter ended December 31, 2025, no director or officer adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

We do not maintain insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations applicable to us. We have failed to do so due to limited number of members of management, limited resources, and the lack of equity awards granted to management.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages, positions and dates of appointment of our current directors and executive officers.

Name	Age	Position	Date Appointed
Larry Powalisz	62	Chairman of the Board, Director Chief Executive Officer	January 2024
Rebecca Miller	50	Chief Financial Officer	January 2024
Dr. Evan Thomas, Ph.D.	42	Chief Medical Officer, Director	October 2025
Dr. Kalpesh Barot, MD	47	Director	September 2024
Dr. Monica Sher, MD	39	Director	August 2024
Dr. Richard Edwards, DO	40	Director	September 2024

Larry Powalisz – Since January 2024, Mr. Powalisz, age 62, has served as our Chairman of the Board and Chief Executive Officer. Mr. Powalisz has been involved in many startup operations and successful business ventures for the past 25+ years.

Rebecca Miller – Ms. Miller, age 50, has served as the Company’s Chief Financial Officer since January 2024. She has been involved with many of the business ventures involving Mr. Powalisz for the past 15+ years.

The Company also has four independent directors:

Dr. Evan Thomas, MD, PhD. – Dr. Thomas, age 42, serves as Chief Medical Officer of the Renaissance Institute of Precision Oncology & Radiosurgery. He is recognized for his expertise in central nervous system (CNS) and functional radiosurgery, utilizing stereotactic radiosurgery (SRS) and stereotactic body radiotherapy (SBRT) to treat complex conditions. Dr. Thomas has pioneered Joint Glow, a groundbreaking therapy utilizing advanced radiotherapy for joint disorders, an innovative approach rare among U.S. physicians. His global influence includes clinical trial leadership, peer-reviewed publications, and lectures in over 15 countries. Dr. Thomas serves as the Company’s Medical Director, and will guide Adia Med's clinical operations, finalize AHSCT protocols, and oversee Adia Med's other specialized therapies ensuring exceptional patient care.

Dr. Kalpesh Barot, MD – Dr. Barot, age 47, is a distinguished oncologist from the Southwest Cancer, Dr. Barot’s resume and extensive expertise in oncology brings invaluable insight to ADIA’s mission to advance healthcare solutions. Dr. Barot’s focus is to oversee ADIA’s aHSCT treatments, a cutting-edge therapy designed to offer new hope for patients suffering from Multiple Sclerosis (MS). Dr. Barot’s role is pivotal to enhance the aHSCT protocols and ensuring the highest standards of care for patients undergoing this transformative treatment.

Dr. Monica Sher, MD – Dr. Monica Sher, age 39, is instrumental in the establishment of policies and procedures for our aHSCT program for MS patients. Dr. Sher has extensive experience and expertise in the field of medicine with a background in Internal Medicine and a passion for health and wellness, and will assist in leading ADIA’s efforts in advancing aHSCT therapies for MS. Dr. Sher aligns perfectly with our strategy of improving the lives of patients through stem cell therapy and cutting-edge medical interventions like aHSCT.

Dr. Richard Edwards, DO – Dr. Edwards, age 40, is a distinguished osteopathic physician with a unique perspective and approach. His extensive background in osteopathic medicine and his dedication to patient-centered care align with ADIA’s mission to deliver comprehensive and individualized treatment plans and will assist in the recruitment of oncologists to administer aHSCT treatments.

Involvement in Certain Legal Proceedings

No executive officer, member of the board of directors or control person of our Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Corporate Governance

Independent Directors and Independent Director Compensations

We have four independent directors on our board. Each director agrees to perform such tasks as may be necessary to fulfill Director’s obligations as a member of the Board and its committees and serve as a director so long as they are duly appointed or elected and qualified in accordance with the applicable provisions of the Company’s Articles of Incorporation and Bylaws and any necessary approval by the Company’s stockholders and/or Board, and until such time as Director resigns, fails to stand for election, fails to be elected by the stockholders of the Company or is removed from Director’s position. Director may at any time and for any reason resign or be removed from such position consistent with the Articles of Incorporation and Bylaws of the Company in which event the Company shall have no additional obligations under its agreement with the Director.

Upon acceptance of their appointment to the board of directors, the Company is committed to issuing each director 250,000 shares of the Company’s Series C Preferred Stock, and as of the date of this registration statement, all of the shares due to the four directors, remain unissued. The Company is not committed to providing any monetary compensation to its independent directors.

Audit Committee and Audit Committee financial expert

We have established an audit committee, which consists of our Chairman of the Board, the CFO and all four independent directors, however, we do not have a financial expert serving on our Board of Directors.

Our audit committee is authorized to:

•	approve and retain the independent auditors to conduct the annual audit of our financial statements;
•	review the proposed scope and results of the audit;
•	review and pre-approve audit and non-audit fees and services;
•	review accounting and financial controls with the independent auditors and our financial and accounting staff;
•	review and approve transactions between us and our directors, officers, and affiliates;
•	recognize and prevent prohibited non-audit services;
•	establish procedures for complaints received by us regarding accounting matters; and
•	oversee internal audit functions, if any.

Code of Ethics

We have not yet adopted a code of ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. We expect that we will adopt a code of ethics in the near future.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth information with respect to the compensation awarded or paid to our named executive officers during the fiscal years ended December 31, 2025 and 2024 (collectively, the “named executive officers”) for all services rendered in all capacities to us in fiscal 2025 and 2024.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Larry Powalisz	2025	–	(1)	–	–	–	(2)	–	–	–	–
Chief Executive Officer	2024	–		–	–	–		–	–	–	–

Rebecca Miller	2025	–	(1)	–	–	–	(2)	–	–	–	–
Chief Executive Officer	2024	–		–	–	–		–	–	–	–

(1)	No compensation has been paid to date to Mr. Powalisz and Ms. Miller and the Company has not entered into any compensation agreements with Mr. Powalisz or Ms. Miller.

(2)	Mr. Powalisz and Ms. Miller have each been entitled (during the year ended December 31, 2025) the option to purchase a total of 15,000,000 shares of the Company’s Series C Preferred Stock, however, the Company is obligated to issue these shares at some point in the future, regardless if the options are exercised by the Company or not.

Officer and Director Compensation

The Company’s officers and directors are not compensated for their services at this time. Each director is granted 250,000 shares of the Company’s Series C Preferred stock upon appointment. They are eligible to receive additional stock or stock options from time to time as the Company and its Board of Directors determine is appropriate.

Granting of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

The Board has not established policies and practices (whether written or otherwise) regarding the timing of option grants or other awards in relation to the release of material nonpublic information (“MNPI”) and do not take MNPI into account when determining the timing and terms of stock option or other equity awards to executive officers. The Company does not time the disclosure of MNPI, whether positive or negative, for the purpose of affecting the value of executive compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth certain information regarding beneficial ownership of our voting stock as of December 31, 2025, by:

•	Each director and each of our Named Executive Officers,
•	All executive officers and directors as a group, and
•	Each person known by us to be the beneficial owner of more than 5% of our outstanding common stock.

As of December 31, 2025, there were 94,404,696 shares of our Class A Common Stock, 0 shares of our Class B Common Stock, 1 share of our Special 2022 Series A Preferred Stock, 0 shares of our Series A Preferred Stock, and 1,750,000 shares of our Series C Preferred Stock outstanding.

The number of shares of stock beneficially owned by each person is determined under the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after December 31, 2025, through the exercise of any stock option, warrant or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Name and address of Beneficial Owner	Amount of Beneficial Ownership(1)
	Class A Common Stock(2)	Class B Common Stock(3)	Special 2022 Series A Preferred Stock(4)		Series A Preferred Stock(5)	Series C Preferred Stock(6)		Percent of Class A Common Stock(2)	Percent of Class B Common Stock(3)	Percent of Special 2022 Series A Preferred Stock(4)	Percent of Series A Preferred Stock(5)	Percent of Series C Preferred Stock(6)	Percent of Total Voting Stock
Named Executive Officers and Directors:
Legends Investment Properties (owner: Larry Powalisz) Chairman of the Board 4421 Gabriella Lane Winter Park, FL 32792	–	–	1	(7)	–	10,000,000	(8)	–	–	100%	–	50.9%	74.1%
Rebecca Miller Chief Financial Officer 4421 Gabriella Lane Winter Park, FL 32792	–	–	–		–	5,000,000	(8)	–	–	–	–	25.5%	5.3%
Richard Edwards, DO Director 1201 S Orlando Ave #132 Maitland, FL 32751	–	–	–		–	250,000	(8)	–	–	–	–	1.3%	0.26%
Monica Sher, MD Director 1201 S Orlando Ave #132 Maitland, FL 32751	–	–	–		–	250,000	(8)	–	–	–	–	1.3%	0.26%
Kalpesh Barot, MD Director 922 Lucerne Terrace Orlando, FL 32806	–	–	–		–	250,000	(8)	–	–	–	–	1.3%	0.26%
Evan Thomas, MD, Ph.D. Director 1561 W. Fairbanks Avenue Suite205 Winter Park, Florida 32789	–	–	–		–	250,000	(8)	–	–	–	–	1.3%	0.26%

All executive officers and directors as a group (6 persons)	–	–	1	(7)	–	16,000,000	(8)	–	–	100%	–	81.5%	80.5%

5% Stockholders:
Cement Factory (owner: AJ Sims)	–	–	–		–	1,875,000		–	–	–	–	9.6%	2.0%

(1)	Except as otherwise indicated, we believe that the beneficial owners of each class of stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	Based on 94,404,696 shares of Class A Common Stock outstanding on December 31, 2025.

(3)	Based on 0 shares of Class B Common Stock outstanding on December 31, 2025.

(4)	Based on 1 share of Special 2022 Series A Preferred Stock outstanding on December 31, 2025.

(5)	Based on 0 shares of Series A Preferred Stock outstanding on December 31, 2025.

(6)	Based on 1,750,000 shares of Series C Preferred Stock outstanding on December 31, 2025; an additional 1,000,000 shares of Series C Preferred to be issued to a total of 4 directors of the Company (250,000 shares each); 1,875,000 shares of Series C Preferred to be issued for the membership interest in Cement Factory; and, per their future employment agreements, two officers of the Company are entitled to the option to purchase a total of 15,000,000 shares of the Company’s Series C Preferred Stock, however, the Company is obligated to issue these shares at some point in the future, regardless if the options are exercised by the Company or not. This equates to the equivalent of 19,625,000 shares of Series C Preferred Stock outstanding now or in the near future if all shares were issued.

(7)	Represents 1 share of Special 2022 Series A Preferred Stock owned by Legends Investment Properties which is owned by Larry Powalisz, the CEO and Chairman of the Board of the Company, which is entitled to 60% of all votes (including, but not limited to, Common Stock, and Preferred Stock (including on an as converted basis), and can be converted into 60,000,000 shares of common stock, subject to customary adjustments for stock splits, etc.

(8)	Each share of Series C Preferred Stock shall entitle the holder to one (1) vote on any matter submitted to the shareholders of the Corporation for their vote. The holders of Series C Preferred Stock shall vote together with the shares of Common Stock as one class. Each share of Series C Preferred Stock shall be convertible into four (4) shares of the Company’s common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our Board of Directors must review and approve any related person transaction we propose to enter into. Any potential related party transaction that is brought to the Board’s attention will be analyzed by the Board, in consultation with outside counsel or members of management, as appropriate, to determine whether the transaction or relationship does, in fact, constitute a related party transaction. At its meetings, the Board of Directors will be provided with the details of each new, existing or proposed related party transaction, including the terms of the transaction, the business purpose of the transaction and the benefits to us and to the relevant related party.

In determining whether to approve a related party transaction, the Board of Directors must consider, among other factors, the following factors to the extent relevant:

•	whether the terms of the transaction are fair to us and on the same basis as would apply if the transaction did not involve a related party;

•	whether there are business reasons for us to enter into the transaction;

•	whether the transaction would impair the independence of an outside director; and

•	whether the transaction would present an improper conflict of interest for any director or executive officer.

Any member of the Board of Directors who has an interest in the transaction under discussion must abstain from any voting regarding the transaction, but may, if so requested by the remaining members of the Board of Directors, participate in some or all of the Board’s discussions of the transaction. Upon completion of its review of the transaction, the Board of Directors may determine to permit or to prohibit the transaction.

Related Party Transactions

On June 30, 2024, the Company entered into an agreement with the Chief Executive Officer of the Company for an unsecured $500,000 line of credit facility, total credit was increased to $750,000 with the addition of another $250,000 line of credit facility on June 12, 2025, bearing the same terms as the original line of credit. The line of credit bears interest of 6% per annum calculated on a daily basis, and there is no stated maturity date. The entire unpaid principal balance plus any accrued but unpaid interest shall be due and payable twelve months from the date of receipt of demand of payment by the lender. The monies that had been advanced by the Chief Executive Officer of the Company up to June 30, 2024 were transferred to this line of credit facility. Advances of $151,505 were made on the line of credit facility during the six months ended June 30, 2024. During the balance of the year ended December 31, 2024, additional advances on the line of credit totaled $223,548, and additional payments were made in the aggregate amount of $6,524. During the year ended December 31, 2025, the Company received additional advances of $231,471. At December 31, 2025, the total outstanding principal balance on this line of credit facility was $600,000. For the years ended December 31, 2025 and 2024, interest expense was $31,597 and $6,318, respectively, and total accrued interest at December 31, 2025 and 2024, was $37,915 and $6,318, respectively.

The above amounts and terms of the transactions are not necessarily typical of agreements entered into by third parties.

Item 14. Principal Accountant Fees and Services

On January 6, 2026, the Company dismissed Astra as the Company’s independent registered public accounting firm and on that same day appointed Haynie as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2025, and entered into an engagement letter with Haynie. Our Board of Directors has determined that the services provided by Haynie are compatible with maintaining the independence of the auditor as our independent registered public accounting firm.

Audit Fees include professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Quarterly Reports on Form 10-Q (“Audit Fees”).

Audit Related Fees include assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and not reportable under Audit Fees (the “Audit Related Fees”).

Tax Fees include tax compliance, advice, and planning (“Tax Fees”).

Other Fees include other products or services provided (“Other Fees”).

Aggregate fees billed by Astra, an independent registered public accounting firm, during the fiscal years ended December 31, 2025 and 2024 were as follows:

	Fiscal Year Ended December 31,
	2025	2024
Audit Fees	$45,500	$–
Audit Related Fees	1,500	$–
Tax Fees	–	$–
All Other Fees	–	$–
Total	$47,000	$–

Note: There were no fees billed by Haynie & Company during the fiscal year ended December 31, 2025.

Pre-Approval Policy

The Board of Directors reviews and approves the audit and non-audit services to be provided by our independent registered public accounting firm during the year, considers the effect that performing those services might have on audit independence and approves management’s engagement of our independent registered public accounting firm to perform those services.

PART IV

Item 15. Exhibits, Financial Statements Schedules.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

The consolidated financial statements of the registrant, together with the report thereon of the Company’s independent registered public accounting firm, are included beginning on page F-1 of this Annual Report on Form 10-K.

(2)	Financial Statements Schedules

All financial statements schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Annual Report on Form 10-K.

(b)	The following documents are filed as exhibits hereto:

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation Adia Nutrition 1-22-2024
3.1.1	Bylaws of Adia Nutrition
4.2.1	ADIA - Biolete – Membership Interest Purchase Agreement 7-11-2024
4.2.2	ADIA – Cement Factory Signed Membership Interest Agreement 9-24-2024
4.2.3	ADIA - Biolete – Sale of Assets to Cement Factory 9-22-2025
5.1.1	Sher – Independent Director Agreement 8-19-2024
5.1.2	Edwards – Independent Director Agreement 9-10-2024
5.1.3	Barot – Independent Director Agreement 9-23-2024
5.1.4	Thomas – Independent Director Agreement 10-13-2025
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101DEF*	Inline XBRL Definition Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE *	Inline XBRL Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

* Filed or furnished herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADIA Nutrition, Inc.

Date: March 31, 2026	By: /s/ Larry Powalisz Name: Larry Powlalisz Title: Chief Executive Officer

ADIA Nutrition, Inc.

Date: March 31, 2026	By: /s/ Rebecca Miller Name: Rebecca Miller Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Larry Powlalisz	Chief Executive Officer and Director	March 31, 2026
Larry Powlalisz

/s/ Rebecca Miller	Chief Financial Officer	March 31, 2026
Rebecca Miller

/s/ Evan Thomas	Director	March 31, 2026
Evan Thomas

/s/ Kalpesh Barot	Director	March 31, 2026
Kalpesh Barot

/s/ Monica Sher	Director	March 31, 2026
Monica Sher

/s/ Richard Edwards	Director	March 31, 2026
Richard Edwards

ADIA NUTRITION, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Adia Nutrition, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Adia Nutrition, Inc. (the Company) as of December 31, 2025, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying notes to the financial statements, the Company has significant net losses, cash flow deficiencies, and an accumulated deficit. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition

Description of the Matter:

The Company recognized approximately $700K in revenue during the year ended December 31, 2025. As discussed in Note 3 to the financial statements, the Company enters into several different types of revenue arrangements. Management must use judgment to determine the appropriate value and allocation of revenue to these performance obligations. Auditing management’s assumptions and judgements can be complex, involves judgment, and requires a thorough understanding of the Company’s various revenue streams.

How We Addressed the Matter in Our Audit:

We obtained and reviewed documentation to support the revenue recognition criteria. We tested performance obligations by reviewing the underlying contracts, evaluating management’s determination of the method and timing of measuring revenue, and testing management’s allocation of revenue to the performance obligations.

/s/ Haynie

Haynie

We have served as the Company’s auditor since 2026.

Salt Lake City, Utah

March 31, 2026

PCAOB #457

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Adia Nutrition, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Adia Nutrition, Inc. (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has generated only nominal revenues during 2024 and has an accumulated deficit of $15,578,018. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Our opinion is not modified with respect to that matter.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Astra Audit & Advisory

We have served as the Company’s auditor since 2025.

Tampa, Florida

April 1, 2025

3702 W Spruce St #1430 i Tampa, Florida 33607 i +1.813.441.9707

ADIA NUTRITION, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024
ASSETS
Current Assets
Cash	$79,392	$6,323
Accounts receivable	33,360	–
Accrued interest due	250	–
Inventory
Inventory on-hand
Supplements	–	67,636
Biologics	25,025	–
Pre-paid inventory	–	139,250
Prepaid expenses	23,483	45,184
Total Current Assets	161,510	258,393

Investment in non-consolidated entity	79,500	79,500
Receivable on sale of inventory asset	72,107	–
Start-up clinic loans	25,000	–
Intangible assets – trademarks, net of amortization	–	5,910
Deposits	10,000	10,000
Fixed assets, net of depreciation	30,695	21,637
Finance lease, net	108,171	130,294
Right of use asset - operating lease, net	107,843	160,447
Total Non Current Assets	433,316	407,788
Total Assets	$594,826	$666,181

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$2,393	$4,876
Payroll liabilities	153	–
Accrued interest – related party	37,915	6,318
Deferred revenue	14,000	–
Lease liability – current portion
Operating	63,950	51,535
Finance	26,784	17,264
Total Current Liabilities	145,195	79,993

Line of credit	600,000	368,529
Long-term lease liabilities, net of current portion
Operating	45,918	104,089
Finance	61,387	88,030
Total Non Current Liabilities	707,305	560,648
Total Liabilities	852,500	640,641

Stockholders' Equity (Deficit)
Special 2022 Series A Preferred Stock, $0.001 par value, 1 share authorized, issued and outstanding at December 31, 2025 and 2024.	1	1
Series A Preferred Stock, $0.001 par value, 10,000,000 shares authorized, zero and 10,000,000 issued and outstanding at December 31, 2025 and 2024, respectively.	–	10,000
Series C Preferred Stock, $0.001 par value, 89,999,999 shares authorized, 1,750,000 shares issued and outstanding at December 31, 2025 and 2024.	1,750	1,750
Class A Common Stock, $0.001 par value; 800,000,000 shares authorized, 94,404,696 and 95,899,861 shares issued and outstanding, at December 31, 2025 and 2024, respectively.	94,405	95,900
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized, zero issued and outstanding, at December 31, 2025 and 2024.	–	–
Shares to be issued	152,607	110,357
Additional paid-in capital	15,467,045	15,385,550
Accumulated deficit	(15,973,482)	(15,578,018)
Total Stockholders' Equity (Deficit)	(257,674)	25,540

Total Liabilities and Stockholders’ Equity (Deficit)	$594,826	$666,181

See accompanying notes to consolidated financial statements

ADIA NUTRITION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2025	2024
Revenue
Sales of supplements	$3,393	$6,380
Medical procedures	245,600	–
Sales of biologics	443,750	–
Sales of ancillary products	360	–
Shipping and delivery	5,138	–
Services	2,267	–
Total Revenue	700,508	6,380

Cost of Revenue
Supplements	1,295	4,186
Procedures	217,955	–
Biologics	289,588	–
Total Cost of Revenue	508,838	4,186

Gross Profit	191,670	2,194

Operating Expenses
General and administrative	51,389	29,977
Advertising and promotion	78,207	36,534
Clinical trial fees	6,900	–
Corporate filings	18,510	–
Equipment leases	31,784	–
Legal and professional fees	138,026	68,559
Licenses	2,688	–
Public relations	16,795	–
Repairs and maintenance	5,284	–
Research and development	29,144	–
Rent	64,636	10,583
Salaries and wages	61,767	–
Shared-based compensation	42,250	30,857
Utilities	6,343	–
Depreciation and amortization	4,439	433
Total Operating Expenses	558,162	176,943

Profit (Loss) from Operations	(366,492)	(174,749)

Other Income (Expense)
Interest income	625	–
Sublease income	2,000	–
Interest expense – line of credit (related party)	(31,597)	(6,318)
Total Other Income (Expense)	(28,972)	(6,318)

Net Loss Before Provision for Income Taxes	(395,464)	(181,067)

Provision for Income Taxes	–	–

NET LOSS	$(395,464)	$(181,067)

Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding: Basic and Diluted	93,596,730	91,735,477

See accompanying notes to consolidated financial statements

ADIA NUTRITION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2025 and 2024

	Special 2022 Series A Preferred		Series A Preferred		Series C Preferred		Shares to be issued
	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)
Balance December 31, 2023	1	1	10,000,000	10,000	–	–	–	–

Shares issued for acquisition	–	–	–	–	1,750,000	1,750	–	–
Shares to be issued – investment	–	–	–	–	–	–	1,875,000	79,500
Share-based compensation	–	–	–	–	–	–	750,000	30,857
Shares issued for subscription, net of offering costs of $15,000	–	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	–	–	–
Balance December 31, 2024	1	1	10,000,000	10,000	1,750,000	1,750	2,625,000	110,357

Cancellation of shares via court order	–	–	(10,000,000)	(10,000)	–	–	–	–
Shares to be issued for subscriptions - Common Stock	–	–	–	–	–	–	14,000,000	66,500
Share-based compensation - Preferred C	–	–	–	–	–	–	250,000	42,250
Shares issued for subscriptions - Common Stock	–	–	–	–	–	–	(14,000,000)	(66,500)
Net loss	–	–	–	–	–	–	–	–
Balance December 31, 2025	1	1	–	–	1,750,000	1,750	2,875,000	152,607

(continued)

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount ($)	Shares	Amount ($)	Capital ($)	Deficit ($)	(Deficit) ($)
Balance December 31, 2023	87,899,861	87,900	–	–	15,298,300	(15,396,951)	(750)

Shares issued for acquisition	–	–	–	–	70,250	–	72,000
Shares to be issued – investment	–	–	–	–	–	–	79,500
Share-based compensation	–	–	–	–	–	–	30,857
Shares issued for subscription, net of offering costs of $15,000	8,000,000	8,000	–	–	17,000	–	25,000
Net loss	–	–	–	–	–	(181,067)	(181,067)
Balance December 31, 2024	95,899,861	95,900	–	–	15,385,550	(15,578,018)	25,540

Cancellation of shares via court order	(15,495,165)	(15,495)	–	–	25,495	–	–
Shares to be issued for subscriptions - Common Stock	–	–	–	–	–	–	66,500
Share-based compensation - Preferred C	–	–	–	–	–	–	42,250
Shares issued for subscriptions - Common Stock	14,000,000	14,000	–	–	56,000	–	3,500
Net loss	–	–	–	–	–	(395,464)	(395,464)
Balance December 31, 2025	94,404,696	94,405	–	–	15,467,045	(15,973,482)	(257,674)

See accompanying notes to consolidated financial statements

ADIA NUTRITION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2025	2024
Cash Flows From Operating Activities:
Net Loss	$(395,464)	$(181,067)
Adjustments to reconcile net loss to net cash used in operations
Depreciation and amortization	4,142	433
Amortization of right of use asset - operating	52,604	8,387
Amortization of right-of-use asset - financing	22,123	–
Gain on sale of intangible assets	(239)	–
Share-based compensation	42,250	30,857
Changes in operating assets and liabilities:
Accounts receivable	(33,360)	–
Accrued interest receivable	(250)	–
Deposits	–	(10,000)
Prepaid expenses	160,951	(45,185)
Inventory	(29,496)	(136,886)
Accounts payable	(2,483)	4,876
Payroll liabilities	153	–
Accrued interest – line of credit	31,597	6,318
Deferred revenue	14,000	–
Lease liability - operating	(45,756)	(13,209)
Net Cash Used for Operating Activities	(179,228)	(335,476)

Cash Flows From Investing Activities:
Purchase of furniture & equipment	(13,200)	(21,831)
Purchase of intangible assets	–	(4,149)
Sale of intangible assets	6,149	–
Loans to start-up clinics	(25,000)	–
Net Used for Investing Activities	(32,051)	(25,980)

Cash Flows From Financing Activities:
Payments made on lease liability - finance	(17,123)	(25,000)
Line of credit	231,471	367,279
Proceeds from sales of common stock	70,000	25,000
Net Cash Provided by Financing Activities	284,348	367,279

Net Increase in Cash	73,069	5,823

Cash at Beginning of Year	6,323	500

Cash at End of Year	$79,392	$6,323

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Shares to be issued for investment in non-consolidated business entity	$–	$79,500
Shares issued for acquisition of Biolete, LLC	$–	$72,000
Receivable on sale of inventory asset	72,107	–
Operating right-of-use asset obtained though operating lease obligation	$–	$168,833
Finance right-of-use asset obtained through finance lease obligation	$–	$130,294
Cancellation of shares	$25,494	$–

See accompanying notes to consolidated financial statements

ADIA NUTRITION, INC.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

NOTE 1 – ORGANIZATION AND BUSINESS

ADIA Nutrition Inc. (the “Company,” “we,” “us” or “our”), a Nevada corporation, has a calendar fiscal year and is listed on OTC Markets under the trading symbol ADIA. The Company had abandoned its business and failed to take steps to dissolve, liquidate and distribute its assets. It had also failed to meet the required reporting requirements with the Nevada Secretary of State, hold an annual meeting of stockholders and pay its annual franchise tax from 2013 to 2022 which resulted in its Nevada charter being revoked. The Company also failed to provide adequate current public information as defined in Rule 144, promulgated under the Securities Act of 1933, and was thus subject to revocation by the Securities and Exchange Commission pursuant to Section 12(k) of the Exchange Act. In March 2022, a shareholder filed a petition for custodianship with the District Court, Clark County, Nevada and was appointed as the custodian of the Company in June 2022. The Company’s Nevada charter was reinstated on June 27, 2022, and all required reports were filed with the State of Nevada soon thereafter. The custodian was not able to recover any of the Company’s accounting records from previous management but was able to get the shareholder information hence the Company’s outstanding common shares were reflected in the stockholders’ equity section of the unaudited financial statements for the year ended December 31, 2022.

The Company was incorporated in the State of Nevada in April 1975 as Domi Associates, Inc. In March 2001, the issuer amended its Articles of Incorporation to change its name to Drilling, Inc. On April 20, 2004, an amendment to the Articles of Incorporation was made to change the name to PIVX Solutions, Inc. In 2012, the issuer changed to ADIA Nutrition, Inc.

On March 14, 2022, UMA LLC, a shareholder of the Company, made a demand to the Company, at the last address of record, to comply with the Nevada Secretary of State statues N.R.S. 78.710 and N.R.S. 78.150. UMA, LLC, made several attempts to locate prior management and reinstate the Company’s Nevada charter, which had been revoked. On, May 6, 2022, UMA, LLC filed a petition against the Company in the District Court of Clark County, Nevada, entitled “In the Matter of ADIA Nutrition Inc., a Nevada corporation”, case number A-22-852241-C, along with an Application for Appointment of Custodian,

On June 17, 2022, the District Court of Clark County, Nevada entered an Order Granting Application for Appointment of UMA LLC, (the “Order”), as Custodian of the Company. Pursuant to the Order, the UMA LLC (the “Custodian”) has the authority to take any actions on behalf of the Company, which are reasonable, prudent or for the benefit pursuant to, including, but not limited to, issuing shares of stock, and issuing new classes of stock, as well as entering in contracts on behalf of the Company. In addition, the Custodian, pursuant to the Order, is required to meet the requirements under the Nevada charter.

On June 17, 2022, the Custodian appointed Nikki Lee as the Company’s sole officer and director. The Custodian designated one share of preferred stock as Special 2022 Series A Preferred Stock at par value $0.001. The Special 2022 Series A Preferred stock has 60% voting rights over all classes of stock and is convertible into sixty million shares of the Company’s common stock. On June 17, 2022, the Custodian granted to itself, one share of Special Series A Preferred Stock.

On June 27, 2022, the Company filed a Certificate of Revival with the Secretary State of the State of Nevada, which reinstated the Company’s charter and appointed a new Resident Agent in Nevada.

On August 5, 2022, in a private transaction, the Custodian entered into a Securities Purchase Agreement (the “SPA”) with Nairobi Anderson, to sell the Special 2022 Series A Preferred stock, and upon closing, Nairobi Anderson acquired 60% voting control of the Company.

On February 27, 2023, Nairobi Anderson entered into an SPA with The Leonard and Elizabeth Greene Family Trust to sell its share of Special 2022 Series A Preferred stock.

On January 22, 2024, The Leonard and Elizabeth Greene Family Trust sold its Special 2022 Series A Preferred share to Legends Investments Properties, LLC, 100% owned by Larry Powalisz. Leonard Greene resigned as Director and Larry Powalisz was appointed Chief Executive Officer and Director, and Rebecca Miller was appointed as Chief Financial Officer.

ADIA – Going Forward

ADIA is dedicated to revolutionizing healthcare through innovative partnerships. The primary focus is to work closely with healthcare providers and health insurance companies to facilitate and provide Autologous Hematopoietic Stem Cell Transplantation (AHSCT) treatments for Multiple Sclerosis (MS) patients.

ADIA engages with health insurance companies to advocate for the inclusion and reimbursement of AHSCT treatments for MS patients. The dedicated team navigates the complexities of insurance processes, striving to make these transformative therapies financially accessible to a wider population.

ADIA envisions a future where AHSCT is a widely accessible and transformative treatment option for MS patients. Through commitment, collaboration, advocacy, and quality care, the Company aims to redefine the standard of treatment for MS and contribute to improved outcomes and quality of life for those affected by the disease.

ADIA is also committed to revolutionizing the supplement industry through strategic acquisitions and investments in companies that uphold the highest standards of integrity and quality. The mission is to empower individuals worldwide to prioritize their health and well-being by providing access to premium supplements crafted exclusively from organic ingredients. ADIA has, during the third quarter of 2024, acquired Biolete, LLC (see Note 8 below) and taken an 18% equity position in Cement Factory, LLC (see Note 9 below).

On September 30, 2025, ADIA sold the inventory on hand and the associated trademarks of the Biolete brand to Cement Factory in which is continued to hold its 18% membership interest.

Being dedicated to revolutionizing healthcare through innovative partnerships. The primary focus is to work closely with healthcare providers and health insurance companies to facilitate and provide AHSCT treatments for MS patients. In late 2024, ADIA formed Adia Med of Winter Park, LLC as the clinic to perform the aforementioned treatments, and Adia Labs, LLC which will procure and sell the products relating to these procedures.

ADIA strives to cultivate a portfolio of brands that exemplify excellence, transparency, and sustainability, ensuring that every product that it offers contributes to the enhancement of the consumers lives.

ADIA Nutrition – Board of Directors Expansion

On August 19, 2024, the Company appointed Monica Sher, MD as a Director of Company. The Company will issue 250,000 shares of its Series C Preferred Stock at a future date.

On September 10, 2024, the Company appointed Richard Edwards, DO as a Director of Company. The Company will issue 250,000 shares of its Series C Preferred Stock at a future date.

On September 23, 2024, the Company appointed Kalpesh Barot, MD as a Director of Company. The Company will issue 250,000 shares of its Series C Preferred Stock at a future date.

On October 13, 2025, the Company appointed Dr. Evan Thomas, MD, PhD. as an Independent Medical Director for the Company’s medical division, Adia Med. The Company will issue 250,000 shares of its Series C Preferred Stock at a future date.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated revenues of $700,508 for the year ended December 31, 2025, with an associated net loss of $395,464, and at December 31, 2025, the Company has an accumulated deficit of $15,973,482. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern for one year after the audit report is dependent upon, among other things, its ability to generate greater revenues and its ability to obtain capital from third parties. No assurance can be given that the Company will be successful in these efforts.

Management anticipates continued growth in revenue and plans to utilize the funding resources it has available (i.e., its line of credit facility) as well as the continued identification of adequate sources of funding to provide bridge capital, financing of receivables, and operating capital for continued growth. The Company continued the use of its Reg A filing to raise additional capital; the Company received $40,000 in investments, offset by $15,000 in offering costs, towards this registration during the year ended December 31, 2024, and raised an additional $70,000 in investments during the year ended December 31, 2025.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that (1) recorded transactions are valid; (2) valid transactions are recorded; and (3) transactions are recorded in the proper period in a timely manner to produce consolidated financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with GAAP. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries (Biolete, LLC, Adia Med of Winter Park, LLC and Adia Labs, LLC). All intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

The Company accounts for cash and cash equivalents under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 305, “Cash and Cash Equivalents,” and considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. During the years ended December 31, 2025 and 2024, this cost was $78,207 and $36,534, respectively.

Revenue Recognition

The Company records transactions in accordance with ASU 2014-09, “Revenue from Contracts with Customers” and all subsequent amendments to the ASU (collectively, “ASC 606”). In accordance with ASC 606, revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

Our operations currently generate revenues from the sale of supplements, medical procedures, the sale of our biologic products, sales of ancillary products, shipping and delivery, other services, and sublease income. During the years ended December 31, 2025 and 2024, the Company had revenues of $700,508 and $6,380, respectively. Revenue was generated from the following sources:

	December 31, 2025		December 31, 2024
Sales of supplements	$3,393	0.5%	$6,380	100.0%
Medical procedures	245,600	35.1%	–	0.0%
Sales of biologics	443,750	63.3%	–	0.0%
Sales of ancillary products	360	0.1%	–	0.0%
Shipping and delivery	5,138	0.7%	–	0.0%
Services	2,267	0.3%	–	0.0%
Total Revenue	$700,508	100.0%	$6,380	100.0%

Costs of Revenues

Our policy is to recognize costs of revenue in the same manner in conjunction with revenue recognition. Cost of revenues include the costs directly attributable to revenue. Cost of revenue was the cost of our supplement products, the fees associated with the administration of medical procedures, and costs of our biologic products. For the years ended December 31, 2025 and 2024, cost of revenue was $508,838 and $4,186, respectively. Cost of revenue was as a result of the following:

	December 31, 2025		December 31, 2024
Cost of supplements	$1,295	0.3%	$4,186	100.0%
Cost for administration of medical procedures	217,955	42.8%	–	0.0%
Cost of biologics	289,588	56.9%	–	0.0%
Total Cost of Revenue	$508,838	100.0%	$4,186	100.0%

Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, “Income Taxes”. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. All of the Company’s deferred tax assets were offset by a full valuation allowance at December 31, 2025 and 2024.

Financial Instruments

ASC 820, “Fair Value Measurements and Disclosures,” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1 -	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 -	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 -	Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2025. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring basis.

Related Parties

The Company follows ASC 850-10, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions. The Company leases office space from an entity that is controlled by the CEO and Director of the Company. In addition this related party has provided working capital to the Company on the line of credit facility it has extended to the Company.

Pursuant to ASC 850-10-20, related parties include: a) affiliates of the Company; b) principal owners of the Company; c) management of the Company; d) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and e) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

Material related party transactions are required to be disclosed in the consolidated financial statements, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which statements of operation are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which statements of operations are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Earnings (loss) per share

Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted income (loss) per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and upon the conversion of notes. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. The number of potentially dilutive common shares (if the preferred shares were converted) excluded for the years ended December 31, 2025 and 2024, are 67,000,000.

Inventory

Inventories are carried at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. Net realizable value is the estimated selling price in the ordinary course of business, less the estimated costs of applicable variable selling expenses. Management periodically evaluates if a reserve is necessary, and management determined that a reserve was not necessary at December 31, 2025 and 2024.

Investments

In accordance with ASC 321, “Investments – Equity Securities,” our investment in Cement Factory, LLC is stated at cost, as our investment in this entity constitutes less than 20% in Cement Factory, LLC and does not provide the Company control over this entity. The original agreement entered into was rescinded, and replaced with an agreement to acquire an 18% membership interest in Cement Factory, LLC, allowing the Company to receive an 18% dividend income from Cement Factory paid annually at the end of each calendar year based on profitability. (See Note 9.)

Leases

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases” Topic 842, which amends the guidance in former ASC Topic 840, Leases (“ASC 840”). The new standard increases transparency and comparability most significantly by requiring the recognition by lessees of right-of-use (“ROU”) assets and lease liabilities on the balance sheet for all leases longer than 12 months. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. For lessees, leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement, over the expected term on a straight-line basis. We determine if an arrangement is a lease at inception. The Company recognizes ROU assets and lease liabilities for leases with terms greater than 12 months or leases that contain a purchase option that is reasonably certain to be exercised. Leases are classified as either finance or operating leases. This classification dictates whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. Operating leases are included in operating lease ROU assets and operating lease liabilities on our consolidated balance sheets. Finance leases are included in finance lease assets, current finance lease liabilities, and long-term finance lease liabilities on our consolidated balance sheets.

The Company’s ROU assets and lease liabilities are recognized on the lease commencement date in an amount that represents the present value of future lease payments over the lease term. The Company utilizes its collateralized incremental borrowing rate commensurate to the lease term as the discount rate for its leases unless the Company can specifically determine the lessor’s implicit rate. Certain lease contracts contain non-lease components such as maintenance and utilities. The Company has made a policy election to not separate the lease and non-lease components, and thus recognize a single lease component for all of its right-of-use assets and liabilities.

In evaluating contracts to determine if they qualify as a lease, the Company considers factors such as if it has obtained substantially all of the rights to the underlying asset through exclusivity, if the Company can direct the use of the asset by making decisions about how and for what purpose the asset will be used and if the lessor has substantive substitution rights. Furthermore, the Company assesses whether it is reasonably certain to exercise options to extend or terminate a lease considering all relevant factors that create economic incentive to exercise such options, including asset, contract, market, and entity-based factors. These evaluations may require significant judgment.

Loss Contingencies

From time to time the Company may be subject to various legal proceedings and claims that arise in the ordinary course of business. On at least a quarterly basis, consistent with ASC 450-20-50-1C, if the Company determines that there is a reasonable possibility that a material loss may have been incurred, or is reasonably estimable, regardless of whether the Company accrued for such a loss (or any portion of that loss), the Company will confer with its legal counsel, consistent with ASC 450. If the material loss is determinable or reasonably estimable, the Company will record it in its accounts and as a liability on the consolidated balance sheet.

Fixed Assets

The Company follows ASC 360, “Property, Plant, and Equipment,” for its fixed assets.  Equipment is stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets (3 to 7 years for equipment). Depreciation expense for the years ended December 31, 2025 and 2024, was $4,142 and $194, respectively.

Intangible Assets

Definite life intangible assets at December 31, 2025, included trademarks and brand names recognized as part of the Biolete acquisition. Intangible assets are recorded at cost. Trademarks and brand names represent the estimated fair value of these items at the date of acquisition, and are amortized on a straight-line basis over their estimated useful life. Trademarks and brand names are assigned a life of 10 years. The Company sold its Biolete trademarks to Cement Factory, and as a result, there are no intangible assets at December 31, 2025.

Long-lived Assets

Long-lived assets such as fixed assets and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. We did not recognize any impairment losses for any periods presented.

Segment Reporting

Operating segments are components of an enterprise about which separate financial information is available and is evaluated regularly by management, namely the Chief Operating Decision Maker (“CODM”) of an organization, in order to determine operating and resource allocation decisions. By this definition, the Company has identified its Chief Executive Officer as the CODM. The CODM has identified Biolete, Adia Med and Adia Labs as the Company’s operating segments.

Stock-Based Compensation

FASB ASC 718 “Compensation – Stock Compensation,” prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. The Company determines if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity’s past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50 “Equity – Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date. For the years ended December 31, 2025 and 2024, the Company had share-based compensation of $42,250 and $30,857, respectively.

Recently Issued Accounting Pronouncements

We have reviewed the FASB issued ASU accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration. For the year ended December 31, 2025, we adopted the ASU 2023-09, “Income Taxes (Topic 740) Improvement to Income Tax Disclosure”, to appropriately reconcile to specific tax rate provisions.

NOTE 4 – ACCOUNTS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

Accounts receivable are stated at amortized cost and consist primarily of trade receivables from customers arising from the sale of goods/services in the ordinary course of business. The Company estimates expected credit losses on accounts receivable using relevant available information from internal and external sources, including historical credit loss experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts.

The Company's historical credit loss experience on trade receivables, adjusted for current conditions and reasonable and supportable forecasts of future economic conditions, results in an expectation that nonpayment of the amortized cost basis is zero. This assessment considers factors such as the credit quality of customers, short collection periods, low historical default rates, and no material adverse changes expected in relevant economic conditions or customer circumstances.

Accordingly, no allowance for credit losses has been recorded for the year ended December 31, 2025, no credit loss expense related to accounts receivable was recognized during the year ended December 31, 2025.

NOTE 5 - INVENTORY

Inventory consists of the following:

	December 31, 2025	December 31, 2024
Biolete finished goods inventory (supplements)	$–	$67,636
Biologic products	25,025	–
Pre-paid inventory	–	139,250
Total Inventory	$25,025	$206,886

NOTE 6 – FIXED ASSETS, NET

Fixed assets, net, consists of the following:

	December 31, 2025	December 31, 2024
Furniture and fixtures	$5,332	$5,332
Machinery and equipment	29,698	16,499
Property and equipment, gross	35,030	21,831
Less: Accumulated depreciation	(4,335)	(194)
Total Fixed Assets, Net	$30,695	$21,637

NOTE 7 – INTANGIBLE ASSETS, NET

Intangible assets, net, consists of the following:

	December 31, 2025	December 31, 2024
Trademarks	$–	$6,149
Less: Accumulated amortization	–	(239)
Total Intangible Assets, Net	$–	$5,910

Amortization expense for intangible assets was $0 and $239 for the years ended December 31, 2025 and 2024, respectively.

At December 31, 2025, the Company no longer has any intangible assets. The Company sold all of its trademarks of the Biolete supplement product line to Cement Factory, in which the Company continues to hold an 18% membership interest.

NOTE 8 – ACQUISITION OF NEW BUSINESS

On July 11, 2024, the Company acquired a 100% membership interest in Biolete, LLC, a company involved in the development of a protein coffee with mushroom extracts. This acquisition was treated as an asset acquisition valued at $72,000, in which the Company received $70,000 in inventory, and a trademark on the product valued at $2,000. Subsequently, we invested additional monies to acquire additional trademarks. Consideration provided for this acquisition was the issuance of 1,750,000 shares of the Company’s Series C Preferred Stock. Going forward from the acquisition date the revenue and expenses associated with the Biolete brand have been consolidated with the Company’s reported financials.

On September 30, 2025, the Company sold the inventory on hand and the associated trademarks of the Biolete brand to Cement Factory, in which the Company continues to hold an 18% membership interest. The Company transferred the inventory at cost totaling $66,192, all of the trademarks on the Biolete brands net of depreciation totaling $5,463, and the cost of the investment into the Biolete website totaling $706, as a result the Company is recorded a receivable in the amount of $72,361 on the transfer date. During the year ended December 31, 2025, Cement Factory made payments totaling $254 toward this receivable, resulting in an amount due of $72,107 at December 31, 2025.

NOTE 9 – INVESTMENT IN NON-CONSOLIDATED BUSINESS ENTITY

On July 29, 2024, the Company acquired a 7% membership interest in Cement Factory Nutrition, a health and wellness company. Consideration provided for this acquisition was the issuance of 1,875,000 shares of the Company’s Series C Preferred Stock. On September 24, 2024, the agreement for the acquisition of the membership interest in Cement Factory Nutrition was rescinded and replaced with the acquisition of 18% membership interest in Cement Factory, LLC. Going forward, the Company will receive 18% dividend income from Cement Factory paid annually at the end of each calendar year based on profitability. Our investment in Cement Factory, LLC is stated at cost, as our investment in this entity constitutes less than 20% in Cement Factory, LLC and does not provide the Company control over this entity. To date, Cement Factory has not generated a profit; as a result, for the years ended December 31, 2025 and 2024, the Company did not receive any dividend income.

NOTE 10 – RELATED PARTY TRANSACTIONS

During the fiscal year ended December 31, 2023, an Officer of the Company assisted in funding the Company’s operating expenses for which the Company issued a demand note. The note had no interest obligations and was not convertible into the Company’s stock and does not have a maturity date. As of December 31, 2023, the Officer had advanced a total of $1,250. On January 22, 2024, as part of the change in control to present management, the Company repaid the (now) former Officer $1,250. As of December 31, 2025 and 2024, the balance due is $0.

On June 30, 2024, the Company entered into an agreement with the Chief Executive Officer of the Company for an unsecured $500,000 line of credit facility, total credit was increased to $750,000 with the addition of another $250,000 line of credit facility on June 12, 2025, bearing the same terms as the original line of credit. The line of credit bears interest of 6% per annum calculated on a daily basis, and there is no stated maturity date. The entire unpaid principal balance plus any accrued but unpaid interest shall be due and payable twelve months from the date of receipt of demand of payment by the lender. The monies that had been advanced by the Chief Executive Officer of the Company up to June 30, 2024 were transferred to this line of credit facility. The aggregate of the advances were $154,065 of which the Company paid back $2,560, resulting in a total of $151,505 being extended on the line of credit facility at June 30, 2024. During the balance of the year ended December 31, 2024, additional advances on the line of credit totaled $223,548, and additional payments were made in the aggregate amount of $6,524. During the year ended December 31, 2025, the Company received additional advances of $231,471. At December 31, 2025, the total outstanding principal balance on this line of credit facility was $600,000. For the years ended December 31, 2025 and 2024, interest expense was $31,597 and $6,318, respectively, and total accrued interest at December 31, 2025 and 2024, was $37,915 and $6,318, respectively.

The above amounts and terms of the transactions are not necessarily typical of agreements entered into by third parties.

NOTE 11 – START-UP LOAN TO CLINICS

On July 15, 2025, the Company provided a start-up loan to Aspire Regenerative Therapy in the amount of $25,000. The terms of the loan are for the principal to be repaid in 5 years at 6% interest per annum. The Company has agreed to receive interest only payment for the first year. At December 31, 2025, the total outstanding principal balance on this loan was $25,000. For the year ended December 31, 2025, interest income was $625.

NOTE 12 - LEASES

The Company has an operating lease for office space and a finance lease for equipment. Leasing arrangements require fixed payments and also include an amount that is probable and will be owed under residual value guarantees, if applicable. Lease payments also include payments related to purchase or termination options when the lessee is reasonably certain to exercise the option or is reasonably certain not to exercise the option, respectively. The Company’s lease agreements do not contain any material restrictive covenants. The leases have remaining terms of 3 to 5 years. Total rent expense incurred on the operating lease for the years ended December 31, 2025 and 2024, was $64,636 and $10,583, respectively. The Company executed a finance lease during the year ended December 31, 2024, the lease period commenced January 1, 2025, the amortization and interest expense associated with the finance lease for the years ended December 31, 2025 and 2024, was $26,784 and $0, respectively.

The Company’s right-of-use assets and lease liabilities and other disclosures at December 31, 2025 and 2024, are as follows:

	Operating Lease	Finance Lease
Right-of-use assets obtained in exchange for new lease liabilities	$168,833	$130,294
Weighted-average remaining lease term	3 years	5 years
Weighted average discount rate	7.9%	9.9%

	Operating Lease		Finance Lease
	2025	2024	2025	2024
Right-of-use assets	$160,447	$168,833	$130,294	$130,294
Less: amortization	52,604	8,387	22,123	–
Lease assets, net	$107,843	$160,446	$108,171	$130,294

Lease liabilities
Lease liabilities, current	$63,950	$51,535	$26,784	$17,264
Lease liabilities, long-term	45,918	104,089	61,387	88,030
Total lease obligation	$109,868	$155,624	$88,171	$105,294

Future payments of lease liabilities at December 31, 2025 are as follows:

Year Ending December 31,	Operating Lease	Finance Lease
2026	63,791	26,784
2027	54,482	26,784
2028	–	26,784
2029	–	26,784
Thereafter	–	–
	118,273	107,136
Less interest	(8,405)	(18,965)
Total	$109,868	88,171

NOTE 13 – STOCKHOLDERS’ EQUITY

Common Stock

The Company has 900,000,000 authorized common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

The Company has two common stock designations; Class A Common Stock with 800,000,000 shares authorized, and Class B Common Stock with 100,000,000 shares authorized.

Class A Common Stock: Each share of Class A Common Stock shall have, for all purposes, one (1) vote per share. Subject to the preferences applicable to Preferred Stock outstanding at any time, the holders of the shares of Class A Common Stock shall be entitled to receive such dividends and other distributions in cash, property or shares of stock of the Corporation as may be declared thereon by the Board of Directors from time to time out of assets or funds of the Corporation legally available therefrom. The holders of Class A Common Stock issued and outstanding have and possess the right to receive notice of shareholders’ meetings and to vote upon the election of directors or upon any other matter as to which approval of the outstanding shares of Class A Common Stock or approval of the common shareholders is required or requested.

Class B Common Stock: The shares of Class B Common Stock may be issued from time to time in one or more series. The Board of Directors is authorized, by resolution adopted and filed in accordance with law, to provide for the issue of each series of shares of Class B Common Stock; provided, however, that any issuance of shares of Class B Common Stock shall be made only in connection with a special acquisition transaction, as determined by the Board of Directors. Each series of shares of Class B Common Stock: (a) may have such voting powers, full or limited or may be without voting powers; (b) may be subject to redemption at such time or times and at such prices as determined by the Board of Directors; (c) may be entitled to receive dividends (which may be cumulative or non-cumulative) at such rate or rates, on such conditions and at such times, and payable in preference to, or in relation to, the dividends payable on any other class or classes or series of stock; (d) may have such rights upon the dissolution of, or upon any distribution of assets of, the Corporation; (e) may be made convertible into, or exchangeable for, shares of any other class or classes or of any other series of the same or any other class or classes of stock of the Corporation or such other corporation or other entity at such price or prices or at such rates of exchange and with such adjustments; (f) may be entitled to the benefit of a sinking fund to be applied to the purchase or redemption of shares of such series in such amount or amounts; (g) may be entitled to the benefit of conditions and restrictions upon the creation of indebtedness of the Corporation or any subsidiary, upon the issue of any additional shares (including additional shares of such series or of any other series) and upon the payment of dividends or the making of other distributions on, and the purchase, redemption or other acquisition by the Corporation or any subsidiary of, any outstanding shares of the Corporation; and (h) may have such other relative, participating, optional or other special rights, qualifications, limitations or restrictions thereof, in each case as shall be stated in said resolution or resolutions providing for the issue of such shares of Class B Common Stock. Shares of Class B Common Stock of any series that have been redeemed or repurchased by the Corporation (whether through the operation of a sinking fund or otherwise) or that, if convertible or exchangeable, have been converted or exchanged in accordance with their terms shall be retired and have the status of authorized and unissued shares of Class B Common Stock of the same series and may be reissued as a part of the series of which they were originally a part or may, upon the filing of an appropriate certificate with the Secretary of State of the State of Nevada be reissued as part of a new series of shares of Class B Common Stock to be created by resolution or resolutions of the Board of Directors or as part of any other series of shares of Class B Common Stock, all subject to the conditions or restrictions on issuance set forth in the resolution or resolutions adopted by the Board of Directors providing for the issue of any series of shares of Class B Common Stock.

On July 9, 2024, the Company received an investment on its Reg A registration statement in the amount of $40,000 in investments, offset by $15,000 in offering costs, resulting in subsequent issuance of 8,000,000 shares of the Company’s Class A Common Stock.

On May 5, 2025, the Company retired 15,495,165 shares of its Common Stock. Initially, on May 31, 2024, the Company filed a complaint for declaratory relief, seeking an order declaring as void a total of 15,495,165 shares of the Company’s issued and outstanding shares of Common Stock, held by Lotus Fund (“Lotus”) (10,495,165 shares), and Jason S. Coombs (“Coombs”) (5,000,000 shares), as well as the certain issued and outstanding shares of Series A Preferred Shares. Lotus, Coombs and Singhal (collectively the “Claimants”) were issued these shares but the Company deems that they were not properly acquired through any consideration. The lawsuit (Case Number: 2024CA001088, Case Style: ADIA NUTRITION INC -VS- ADIA NUTRITION INC) was filed pursuant to the laws of the State of Florida, and the venue lies in Seminole County. This matter was settled in favor of the Company on May 5, 2025.

On June 6, 2025, the Company received an investment on its Reg A registration statement in the amount of $38,500 in investments, offset by $15,000 in offering costs, resulting in shares to be issued of 7,700,000 shares of the Company’s Class A Common Stock.

On June 11, 2025, the Company received an investment on its Reg A registration statement in the amount of $31,500 in investments, offset by $15,000 in offering costs, resulting in shares to be issued of 6,300,000 shares of the Company’s Class A Common Stock.

At December 31, 2025 and 2024, there were 94,404,696 and 95,899,861 Class A Common Shares issued and outstanding, respectively.

At December 31, 2025 and 2024, there were no Class B Common Shares issued and outstanding.

Preferred Stock

There are 100,000,000 shares of preferred stock authorized, par value $.001 per share (the “Preferred Stock”), issuable in one or more series; (a) the Company designated one (1) share of Preferred Stock as “Special 2022 Series A Preferred Stock” possessing super-voting rights; (b) the Company designated 10,000,000 shares of Series A Preferred Stock; and (c) the Company designated 89,999,999 shares of Series C Preferred Stock.

Special 2022 Series A Preferred Stock. The designation of this class of preferred stock shall be “Special 2022 Series A Preferred Stock,” par value $.001 per share (the “Special 2022 Series A Preferred Stock”). The number of authorized shares of Special 2022 Series A Preferred Stock is one (1). (A) Voting Rights. Except as otherwise required by law, the holder of the share of Special 2022 Series A Preferred Stock shall have the following rights: (1) Number of Votes; Voting with Common Stock. Except as provided by Nevada statutes or elsewhere herein, the holder of the Special 2022 Series A Preferred Stock shall vote together with the holders of Preferred Stock (including on an as converted basis), and Common Stock, of the Corporation as a single class. The holder of the share of Special 2022 Series A Preferred Stock is entitled to 60% of all votes (including, but not limited to, Common Stock, and Preferred Stock (including on an as converted basis) entitled to vote at each meeting of shareholders of the Corporation (and written actions of shareholders in lieu of meetings) with respect to any and all matters presented to the shareholders of the Corporation for their action or consideration. The share of Special 2022 Series A Preferred Stock shall not be divided into fractional shares. (2) Adverse Effects. The Corporation shall not amend, alter, or repeal the preferences, rights, powers or other terms of the Special 2022 Series A Preferred Stock so as to affect adversely the Special 2022 Series A Preferred Stock, or the holder thereof, without the written consent or affirmative vote of the holder of the Special 2022 Series A Preferred Stock given in writing or by vote at a meeting, consenting or voting (as the case may be) separately as a class. (B) Conversion. The share of the Special 2022 Series A Preferred Stock shall convert into common shares at a conversion rate of 1 preferred to 60,000,000 common shares. The holder of the Special 2022 Series A Preferred stock can affect the conversion at any time. The conversion into common is a right and is not required. (C) Dividends; Liquidation. The shares of Special 2022 Series A Preferred Stock shall not be entitled to any dividends in respect thereof and shall not participate in any proceeds available to the Corporation’s shareholders upon the liquidation, dissolution or winding up of the Corporation. (D) No Impairment. The Corporation shall not intentionally take any action which would impair the rights and privileges of the Special 2022 Series A Preferred Stock set forth herein or the rights of the holder thereof. The Corporation will not, by amendment of its articles of incorporation or through any reorganization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms to be observed or performed hereunder by the Corporation, but will, at all times, in good faith assist in the carrying out of all the provisions herein and in the taking of all such action as may be necessary or appropriate in order to protect the rights of the holder of the Special 2022 Series A Preferred Stock against impairment.

Series A Preferred Stock. The designation of this class of preferred stock shall be “Series A Preferred Stock,” par value $.001 per share (the “Series A Preferred Stock”). The number of authorized shares of Series A Preferred Stock is ten million (10,000,000). Each share of Series A Preferred Stock shall entitle the holder to five (5) votes on any matter submitted to the shareholders of the Corporation for their vote, waiver, release or other action, to be considered in connection with the establishment of a quorum, except as may otherwise be expressly required by law or by the applicable stock exchange rules. The holders of Series A Preferred Stock shall vote together with the shares of Common Stock as one class. (c) Liquidation Rights. Upon the dissolution, liquidation or winding up of the Corporation, whether voluntary or involuntary, the holders of the then-outstanding shares of Series A Preferred Stock shall be entitled to receive out of the assets of the Corporation the sum of $.001 per share (the “Liquidation Rate”) before any payment or distribution shall be made on any other class of capital stock of the Corporation ranking junior to the Series A Preferred Stock.

Series C Preferred Stock. The designation of this class of preferred stock shall be “Series C Preferred Stock,” par value $.001 per share (the “Series C Preferred Stock”). The number of authorized shares of Series C Preferred Stock is eighty-nine million, nine hundred ninety-nine thousand, nine hundred and ninety nine (89,999,999). Each share of Series C Preferred Stock shall entitle the holder to one (1) vote on any matter submitted to the shareholders of the Corporation for their vote, waiver, release or other action, to be considered in connection with the establishment of a quorum, except as may otherwise be expressly required by law or by the applicable stock exchange rules. The holders of Series C Preferred Stock shall vote together with the shares of Common Stock as one class.

Liquidation Rights - Upon the dissolution, liquidation or winding up of the Corporation, whether voluntary or involuntary, the holders of the then-outstanding shares of Series C Preferred Stock shall be treated pari passu with the Company’s common stock, except that the payment on each share of the Company’s common stock multiplied by the Conversion Rate. Conversion Rate – Each share of Series C Preferred Stock shall be convertible into four (4) shares of the Company’s common stock.

On July 11, 2024, the Company acquired a 100% membership interest in Biolete, LLC; consideration provided for this acquisition was the issuance of 1,750,000 shares of the Company’s Series C Preferred Stock.

On July 29, 2024, the Company acquired a 7% membership interest in Cement Factory Nutrition; consideration provided for this acquisition was the issuance of 1,875,000 shares of the Company’s Series C Preferred Stock. On September 24, 2024, the acquisition of the 7% interest in Cement Factory Nutrition was rescinded and these shares were returned and a new agreement was made to acquire and 18% membership interest in Cement Factory, LLC; consideration provided for this acquisition was the reservation of 1,875,000 shares of the Company’s Series C Preferred Stock to be issued at a future date.

On August 19, 2024, the Company appointed Monica Sher, MD as a Director of Company. The Company will issue 250,000 shares of its Series C Preferred Stock at a future date.

On September 10, 2024, the Company appointed Richard Edwards, DO as a Director of Company. The Company will issue 250,000 shares of its Series C Preferred Stock at a future date.

On September 23, 2024, the Company appointed Kalpesh Barot, MD as a Director of Company. The Company will issue 250,000 shares of its Series C Preferred Stock at a future date.

On May 5, 2025, the Company retired and declared void 10,000,000 shares of the Company Series A Preferred Shares. Initially, on May 31, 2024, the Company filed a complaint for declaratory relief, seeking an order declaring as void certain shares of the Company’s issued and outstanding shares of Common Stock. In addition, the lawsuit sought an order declaring as void a total of 10,000,000 shares of the Company’s issued and outstanding shares of Series A Preferred Shares, held by Shelly Singhal (“Singhal”). The lawsuit (Case Number: 2024CA001088, Case Style: ADIA NUTRITION INC -VS- ADIA NUTRITION INC) was filed pursuant to the laws of the State of Florida, and the venue lies in Seminole County. This matter was settled in favor of the Company on May 5, 2025.

On October 13, 2025, the Company appointed Dr. Evan Thomas, MD, PhD. as an Independent Medical Director for the Company’s medical division, Adia Med. The Company will issue 250,000 shares of its Series C Preferred Stock at a future date.

At the year ended December 31, 2025, per their employment agreements (fully ratified in 2026), two officers of the Company were entitled to the option to purchase a total of 15,000,000 shares of the Company’s Series C Preferred Stock, however, the Company is obligated to issue these shares at some point in the future, regardless if the options are exercised by the Company or not.

At December 31, 2025 and 2024, there is one (1) share of Special 2022 Series A Preferred issued and outstanding.

At December 31, 2025 and 2024, there are zero and 10,000,000 shares of Series A Preferred issued and outstanding, respectively.

At December 31, 2025 and 2024, there are 1,750,000 shares of Series C Preferred issued and outstanding.

NOTE 14 – SEGMENT REPORTING

The Company has three operating segments: (1) Biolete, (2) Adia Med, and (3) Adia Labs. The Biolete segment comprises the sale of supplements and had $0 and $73,974 of total assets at December 31, 2025 and 2024, respectively. Adia Med performs stem cell treatments to patients and had $261,208 and $323,590 of total assets at December 31, 2025 and 2024, respectively. Adia Labs procures and sells stem cell products to outside clinics or to Adia Med, and had $25,025 and $139,250 of total assets at December 31, 2025 and 2024, respectively. Unallocated assets held at the corporate level totaled $308,593 and $129,367, at December 31, 2025 and 2024, respectively.

The CODM reviews performance based on gross profit (sales less cost of products or services sold), operating profit, and net income (loss). Profitability is important to the Company’s ability to grow and expand operations. The Company does not have any operations or sources of revenue outside of the United States. Corporate overhead is not allocated to each segment unless the cost is specifically incurred to support the single segment. This provides the CODM with segment specific costs and profits.

The Company chooses to disclose the following in its segment reporting requirements for the year ended December 31, 2025:

For the year ended December 31, 2025	Unallocated
	Corporate		ADIA	ADIA
	Overhead	Biolete	Med	Labs	Totals
Segment Revenue
Sales of products and services	$2,267	$3,393	$245,960	$448,888	$700,508
Total Segment Revenue	2,267	3,393	245,960	448,888	700,508

Cost of Revenue
Cost of goods sold	–	1,295	217,955	289,588	508,838

Gross Profit	2,267	2,098	28,005	159,300	191,670

Operating Expenses
General and administrative	288,117	2,278	185,145	4,415	479,955
Advertising and promotion	30,289	67	41,749	6,102	78,207
Segment Operating Expenses	318,406	2,345	226,894	10,517	558,162

Segment Profit (Loss)	$(316,139)	$(247)	$(198,889)	$148,783	$(366,492)

The Company chooses to disclose the following in its segment reporting requirements for the year ended December 31, 2024:

For the year ended December 31, 2024	Unallocated
	Corporate		ADIA	ADIA
	Overhead	Biolete	Med	Labs	Totals
Segment Revenue
Sales of supplements, net of discounts	$–	$6,380	$–	$–	$6,380
Total Segment Revenue	–	6,380	–	–	6,380

Cost of Revenue
Cost of supplements	–	4,186	–	–	4,186

Gross Profit	–	2,194	–	–	2,194

Operating Expenses
General and administrative	112,990	5,052	20,420	1,947	140,409
Advertising and promotion	12,606	22,981	947	–	36,534
Segment Operating Expenses	125,596	28,033	21,367	1,947	176,943

Segment Loss	$(125,596)	$(25,839)	$(21,367)	$(1,947)	$(174,749)

NOTE 15 – COMMITMENTS AND CONTINGENCIES

On May 5, 2025, the Company retired 15,495,165 shares of its Common Stock and declared void 10,000,000 shares of the Company Series A Preferred Shares. Initially, on May 31, 2024, the Company filed a complaint for declaratory relief, seeking an order declaring as void a total of 15,495,165 shares of the Company’s issued and outstanding shares of Common Stock, held by Lotus Fund (“Lotus”) (10,495,165 shares), and Jason S. Coombs (“Coombs”) (5,000,000 shares). In addition, the lawsuit seeks an order declaring as void a total of 10,000,000 shares of the Company’s issued and outstanding shares of Series A Preferred Shares, held by Shelly Singhal (“Singhal”). Lotus, Coombs and Singhal (collectively the “Claimants”) were issued these shares but the Company deems that they were not properly acquired through any consideration. The lawsuit (Case Number: 2024CA001088, Case Style: ADIA NUTRITION INC -VS- ADIA NUTRITION INC) was filed pursuant to the laws of the State of Florida, and the venue lies in Seminole County. This matter was settled in favor of the Company on May 5, 2025.

NOTE 16 – INCOME TAXES

The Company’s tax expense differs from the “expected” tax expense for the period (computed by applying the blended corporate rate and state tax rates of 24.52% to loss before taxes), are approximately as follows:

	December 31, 2025	December 31, 2024
Federal income tax benefit – 21%	$(83,000)	$(38,000)
State income tax – 3.52%	(14,000)	(8,000)
Non-deductible items	–	–
Subtotal	(97,000)	(46,000)
Change in valuation allowance – (24.52%)	97,000	46,000
Income tax benefit	$–	$–

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2025 and 2024, respectively, are approximately as follows:

	December 31, 2025	December 31, 2024
Share-based payments	$18,000	$8,000
Depreciation	7,000	5,000
ROU asset amortization	36,000	18,000
Net operating loss carryforwards	79,000	14,000
Total deferred tax assets	140,000	45,000
Less: valuation allowance	(140,000)	(45,000)
Net deferred tax asset recorded	$–	$–

Deferred tax assets and liabilities are computed by applying the federal and state income tax rates in effect to the gross amounts of temporary differences and other tax attributes, such as net operating loss carryforwards. In assessing if the deferred tax assets will be realized, the Company considers whether it is more likely than not that some or all of these deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which these deductible temporary differences reverse.

The Company, after considering all available evidence, fully reserved its deferred tax assets since it is more likely than not that such benefits may be realized in future periods. The Company has not yet established that it can generate taxable income. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s deferred tax assets satisfy the realization standards, the valuation allowance will be reduced accordingly.

During the year ended December 31, 2025, the valuation allowance increased by approximately $97,000. The total valuation allowance results from the Company’s estimate of its uncertainty in being unable to recover its net deferred tax assets.

At December 31, 2025, the Company has federal and state net operating loss carryforwards, which are available to offset future taxable income, of approximately $140,000. The Company is in the process of analyzing their NOL and has not determined if the Company has had any change of control issues that could limit the future use of these NOL’s. NOL carryforwards that were generated after 2017 may only be used to offset 80% of taxable income and are carried forward indefinitely. NOL’s generated prior to December 31, 2017, expire through 2037.

The Company files corporate income tax returns in the United States and State of Florida jurisdictions. Due to the Company’s net operating loss posture, all tax years are open and subject to income tax examination by tax authorities. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense.

At December 31, 2025 and 2024, respectively, there are no unrecognized tax benefits, and there were no significant accruals for interest related to unrecognized tax benefits or tax penalties.

NOTE 17 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through March, 31, 2026, the date these consolidated financial statements were available to be issued. Based on our evaluation, no material events have occurred that require further disclosure

