Form 10-Q
period 2026-03-31
Adia Nutrition, Inc.
filed 2026-05-15
CIK 1160420

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 15, 2026, there were 94,404,696 shares of common stock, par value $0.001 per share, of the registrant issued and outstanding.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report includes “forward-looking statements” within the meaning of the federal securities laws that involve risks and uncertainties. Forward-looking statements include statements we make concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs and other information that is not historical information. When used in this quarterly report, the words “estimates,” “expects,” “anticipates,” “projects,” “forecasts,” “plans,” “intends,” “believes,” “foresees,” “seeks,” “likely,” “may,” “might,” “will,” “should,” “goal,” “target” or “intends” and variations of these words or similar expressions (or the negative versions of any such words) are intended to identify forward-looking statements. All forward-looking statements are based upon information available to us on the date of this Quarterly Report.

These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements. These risks and uncertainties are discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on March 31, 2026, as the same may be updated from time to time.

All forward-looking statements attributable to us in this Quarterly Report apply only as of the date of this Quarterly Report and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events, except as required by law.

3

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADIA Nutrition, Inc. and Subsidiaries

ADIA NUTRITION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2026	2025
ASSETS
Current Assets
Cash	$136,716	$79,392
Accounts receivable	79,360	33,360
Accrued interest due	250	250
Inventory
Inventory on-hand
Biologics	109,750	25,025
Prepaid expenses	26,381	23,483
Undeposited funds	6,450	–
Total Current Assets	358,907	161,510

Investment in non-consolidated entity	79,500	79,500
Receivable on sale of inventory asset	72,107	72,107
Start-up clinic loans	25,000	25,000
Deposits	10,000	10,000
Fixed assets, net of depreciation	34,938	30,695
Finance lease, net	102,370	108,171
Right of use asset - operating lease, net	94,046	107,843
Total Non Current Assets	417,961	433,316
Total Assets	$776,868	$594,826

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$27,917	$2,393
Payroll liabilities	153	153
Accrued interest – related party	48,895	37,915
Deferred revenue	218,000	14,000
Line of credit	723,656	600,000
Lease liability – current portion
Operating	64,267	63,950
Finance	26,784	26,784
Total Current Liabilities	1,109,672	745,195

Long-term lease liabilities, net of current portion
Operating	31,809	45,918
Finance	55,586	61,387
Total Non Current Liabilities	87,395	107,305
Total Liabilities	1,197,067	852,500

Stockholders' Equity (Deficit)
Special 2022 Series A Preferred Stock, $0.001 par value, 1 share authorized, issued and outstanding at March 31, 2026 and December 31, 2025.	1	1
Series A Preferred Stock, $0.001 par value, 10,000,000 shares authorized, zero and 10,000,000 issued and outstanding at March 31, 2026 and December 31, 2025.	–	–
Series C Preferred Stock, $0.001 par value, 89,999,999 shares authorized, 1,750,000 shares issued and outstanding at March 31, 2026 and December 31, 2025.	1,750	1,750
Class A Common Stock, $0.001 par value; 800,000,000 shares authorized, 94,404,696 and 95,899,861 shares issued and outstanding, at March 31, 2026 and December 31, 2025.	94,405	94,405
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized, zero issued and outstanding, at March 31, 2026 and December 31, 2025.	–	–
Shares to be issued	152,607	152,607
Additional paid-in capital	15,467,045	15,467,045
Accumulated deficit	(16,136,007)	(15,973,482)
Total Stockholders' Equity (Deficit)	(420,199)	(257,674)

Total Liabilities and Stockholders’ Equity (Deficit)	$776,868	$594,826

See accompanying notes to unaudited condensed consolidated financial statements

ADIA NUTRITION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Revenue
Sales of supplements	$–	$1,064
Medical procedures	104,850	70,700
Sales of biologics, net of discounts and refunds	69,775	–
Shipping and delivery	1,650	–
Total Revenue	176,275	71,764

Cost of Revenue
Supplements	–	475
Procedures	70,962	57,237
Biologics	37,736	–
Total Cost of Revenue	108,698	57,712

Gross Profit	67,577	14,052

Operating Expenses
General and administrative	33,778	38,614
Advertising and promotion	37,007	21,522
Clinical trial fees	4,850	–
Corporate filings	4,005	–
Equipment leases	6,696	–
Legal and professional fees	78,809	47,814
Public relations	2,440	–
Repairs and maintenance	1,010	–
Rent	16,183	15,872
Salaries and wages	32,602	–
Utilities	866	–
Depreciation and amortization	1,251	774
Total Operating Expenses	219,497	124,596

Loss from Operations	(151,920)	(110,544)

Other Income (Expense)
Interest income	375	–
Interest expense – line of credit (related party)	(10,980)	(5,675)
Total Other Income (Expense)	(10,605)	(5,675)

Net Loss Before Provision for Income Taxes	(162,525)	(116,219)

Provision for Income Taxes	–	–

NET LOSS	$(162,525)	$(116,219)

Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding: Basic and Diluted	94,404,696	95,899,861

See accompanying notes to unaudited condensed consolidated financial statements

ADIA NUTRITION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months Ended March 31, 2026 and 2025

	Special 2022 Series A Preferred		Series A Preferred		Series C Preferred		Shares to be issued
	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)
Balance December 31, 2024	1	1	10,000,000	10,000	1,750,000	1,750	2,625,000	110,357

Net loss	–	–	–	–	–	–	–	–
Balance March 31, 2025	1	1	10,000,000	10,000	1,750,000	1,750	2,625,000	110,357

(continued)

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount ($)	Shares	Amount ($)	Capital ($)	Deficit ($)	(Deficit) ($)
Balance December 31, 2024	95,899,861	95,900	–	–	15,385,550	(15,578,018)	25,540

Net loss	–	–	–	–	–	(116,219)	(116,219)
Balance March 31, 2025	95,899,861	95,900	–	–	15,385,550	(15,694,237)	(90,679)

	Special 2022 Series A Preferred		Series A Preferred		Series C Preferred		Shares to be issued
	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)
Balance December 31, 2025	1	1	–	–	1,750,000	1,750	2,875,000	152,607

Net loss	–	–	–	–	–	–	–	–
Balance March 31, 2026	1	1	–	–	1,750,000	1,750	2,875,000	152,607

(continued)

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount ($)	Shares	Amount ($)	Capital ($)	Deficit ($)	(Deficit) ($)
Balance December 31, 2025	94,404,696	94,405	–	–	15,467,045	(15,973,482)	(257,674)

Net loss	–	–	–	–	–	(162,525)	(162,525)
Balance March 31, 2026	94,404,696	94,405	–	–	15,467,045	(16,136,007)	(420,199)

See accompanying notes to unaudited condensed consolidated financial statements

ADIA NUTRITION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2026	2025
Cash Flows From Operating Activities:
Net Loss	$(162,525)	$(116,219)
Adjustments to reconcile net loss to net cash used in operations
Depreciation and amortization	1,251	774
Amortization of right of use asset - operating	13,797	12,778
Amortization of right-of-use asset - financing	5,801	4,124
Changes in operating assets and liabilities:
Accounts receivable	(46,000)	–
Undeposited funds	(6,450)	–
Prepaid expenses	(2,898)	26,900
Inventory	(84,725)	44,383
Accounts payable	25,524	(2,413)
Accrued interest – line of credit	10,980	5,675
Deferred revenue	204,000	–
Lease liability - operating	(13,792)	(7,177)
Net Cash Used for Operating Activities	(55,037)	(31,175)

Cash Flows From Investing Activities:
Purchase of furniture & equipment	(5,494)	–
Purchase of intangible assets	–	(2,794)
Net Used for Investing Activities	(5,494)	(2,794)

Cash Flows From Financing Activities:
Payments made on lease liability - finance	(5,801)	(4,124)
Line of credit	123,656	69,233
Net Cash Provided by Financing Activities	117,855	65,109

Net Increase in Cash	57,324	31,140

Cash at Beginning of Year	79,392	6,323

Cash at End of Year	$136,716	$37,463

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

See accompanying notes to unaudited condensed consolidated financial statements

ADIA NUTRITION, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

ADIA is also committed to revolutionizing the supplement industry through strategic acquisitions and investments in companies that uphold the highest standards of integrity and quality. The mission is to empower individuals worldwide to prioritize their health and well-being by providing access to premium supplements crafted exclusively from organic ingredients. ADIA has, during the third quarter of 2024, acquired Biolete, LLC (see Note 7 below) and taken an 18% equity position in Cement Factory, LLC (see Note 8 below).

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated revenues of $176,275 for the three months ended March 31, 2026, with an associated net loss of $162,525, and at March 31, 2026, the Company has an accumulated deficit of $16,136,007. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern for one year after the audit report is dependent upon, among other things, its ability to generate greater revenues and its ability to obtain capital from third parties. No assurance can be given that the Company will be successful in these efforts.

Management anticipates continued growth in revenue and plans to utilize the funding resources it has available (i.e., its line of credit facility) as well as the continued identification of adequate sources of funding to provide bridge capital, financing of receivables, and operating capital for continued growth. The Company continued the use of its Reg A filing to raise additional capital; the Company received $70,000 in investments, towards this registration during the year ended December 31, 2025.

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

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with GAAP. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries (Adia Labs, LLC and Adia Med of Winter Park, LLC). All intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

The Company accounts for cash and cash equivalents under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 305, “Cash and Cash Equivalents,” and considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. During the three months ended March 31, 2026 and 2025, this cost was $37,007 and $21,522, respectively.

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

Our operations currently generate revenues from the sale of our biologic products, the performance of medical procedures, sales of ancillary products, shipping and delivery, and other services. During the three months ended March 31, 2026 and 2025, the Company had revenues of $176,275 and $71,764, respectively. Revenue was generated from the following sources:

	March 31, 2026		March 31, 2025
Sales of supplements	$–	0.0%	$1,064	1.5%
Medical procedures	104,850	59.5%	70,700	98.5%
Sales of biologics	69,775	39.6%	–	0.0%
Shipping and delivery	1,650	0.9%	–	0.0%
Total Revenue	$176,275	100.0%	$71,764	100.0%

Costs of Revenues

Our policy is to recognize costs of revenue in the same manner in conjunction with revenue recognition. Cost of revenues include the costs directly attributable to revenue. Cost of revenue was the cost of our supplement products, the fees associated with the administration of medical procedures, and costs of our biologic products. For the three months ended March 31, 2026 and 2025, cost of revenue was $108,698 and $57,712, respectively. Cost of revenue was as a result of the following:

	March 31, 2026		March 31, 2025
Cost of supplements	$–	0.0%	$475	0.8%
Cost for administration of medical procedures	70,962	65.3%	57,237	99.2%
Cost of biologics	37,736	34.7%	–	0.0%
Total Cost of Revenue	$108,698	100.0%	$57,712	100.0%

Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, “Income Taxes”. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. All of the Company’s deferred tax assets were offset by a full valuation allowance for March 31, 2026 and December 31, 2025.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2026. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

Earnings (loss) per share

Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted income (loss) per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and upon the conversion of notes. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. The number of potentially dilutive common shares (if the preferred shares were converted) excluded for the three months ended March 31, 2026 and 2025, are 67,000,000.

Inventory

Inventories are carried at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. Net realizable value is the estimated selling price in the ordinary course of business, less the estimated costs of applicable variable selling expenses. Management periodically evaluates if a reserve is necessary, and management determined that a reserve was not necessary at March 31, 2026 and December 31, 2025.

Investments

In accordance with ASC 321, “Investments – Equity Securities,” our investment in Cement Factory, LLC is stated at cost, as our investment in this entity constitutes less than 20% in Cement Factory, LLC and does not provide the Company control over this entity. The original agreement entered into was rescinded, and replaced with an agreement to acquire an 18% membership interest in Cement Factory, LLC, allowing the Company to receive an 18% dividend income from Cement Factory paid annually at the end of each calendar year based on profitability. (See Note 8.)

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

Fixed Assets

The Company follows ASC 360, “Property, Plant, and Equipment,” for its fixed assets. Equipment is stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets (3 to 7 years for equipment). Depreciation expense for the three months ended March 31, 2026 and 2025, was $1,251 and $774, respectively.

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

Segment Reporting

Operating segments are components of an enterprise about which separate financial information is available and is evaluated regularly by management, namely the Chief Operating Decision Maker (“CODM”) of an organization, in order to determine operating and resource allocation decisions. By this definition, the Company has identified its Chief Executive Officer as the CODM. The CODM has identified Adia Labs and Adia Med as the Company’s operating segments.

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50 “Equity – Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date. For the three months ended March 31, 2026 and 2025, the Company had share-based compensation of $0.

Recently Issued Accounting Pronouncements

We have reviewed the FASB issued ASU accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration. For the year ended December 31, 2025, we adopted the ASU 2023-09, “Income Taxes (Topic 740) Improvement to Income Tax Disclosure”, to appropriately reconcile to specific tax rate provisions. As a result, certain prior year amounts have been reclassified for consistency with current year presentation.

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

Accordingly, no allowance for credit losses has been recorded as of March 31, 2026 and December 31, 2025, and no credit loss expense related to accounts receivable was recognized during the three months ende3d March 31, 2026 and the year ended December 31, 2025.

NOTE 5 - INVENTORY

Inventory consists of the following:

	March 31, 2026	December 31, 2025
Biologic products	$109,750	$25,025
Total Inventory	$109,750	$25,025

NOTE 6 – FIXED ASSETS, NET

Fixed assets, net, consists of the following:

	March 31, 2026	December 31, 2025
Furniture and fixtures	$5,332	$5,332
Machinery and equipment	35,193	29,698
Property and equipment, gross	40,525	35,030
Less: Accumulated depreciation	(5,587)	(4,335)
Total Fixed Assets, Net	$34,938	$30,695

NOTE 7 – ACQUISITION OF NEW BUSINESS

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

On September 30, 2025, the Company sold the inventory on hand and the associated trademarks of the Biolete brand to Cement Factory, in which the Company continues to hold an 18% membership interest. The Company transferred the inventory at cost totaling $66,192, all of the trademarks on the Biolete brands net of amortization totaling $5,463, and the cost of the investment into the Biolete website totaling $706, as a result the Company has recorded a receivable in the amount of $72,361 on the transfer date. During the three months ended March 31, 2026 and the year ended December 31, 2025, Cement Factory made payments totaling $0 and $254, respectively, toward this receivable, resulting in an amount due of $72,107 at March 31, 2026 and December 31, 2025.

NOTE 8 – INVESTMENT IN NON-CONSOLIDATED BUSINESS ENTITY

On July 29, 2024, the Company acquired a 7% membership interest in Cement Factory Nutrition, a health and wellness company. Consideration provided for this acquisition was the issuance of 1,875,000 shares of the Company’s Series C Preferred Stock. On September 24, 2024, the agreement for the acquisition of the membership interest in Cement Factory Nutrition was rescinded and replaced with the acquisition of 18% membership interest in Cement Factory, LLC. Going forward, the Company will receive 18% dividend income from Cement Factory paid annually at the end of each calendar year based on profitability. Our investment in Cement Factory, LLC is stated at cost, as our investment in this entity constitutes less than 20% in Cement Factory, LLC and does not provide the Company control over this entity. To date, Cement Factory has not generated a profit; as a result, for the three months ended March 31, 2026 and 2025, the Company did not receive any dividend income.

NOTE 9 – RELATED PARTY TRANSACTIONS

On June 30, 2024, the Company entered into an agreement with the Chief Executive Officer of the Company for an unsecured $500,000 line of credit facility. Total credit was increased to $750,000 with the addition of another $250,000 line of credit facility on June 12, 2025, bearing the same terms as the original line of credit. The line of credit bears interest of 6% per annum calculated on a daily basis, and there is no stated maturity date. The entire unpaid principal balance plus any accrued but unpaid interest shall be due and payable twelve months from the date of receipt of demand of payment by the lender. During the year ended December 31, 2025, the Company received advances of $231,471 and during the three months ended March 31, 2026, the Company received advances of $16,156 and repaid a total of $36,500. At March 31, 2026 and December 31, 2025, the total outstanding principal balance on this line of credit facility was $723,656 and $600,000, respectively. For three months ended March 31, 2026 and 2025, interest expense was $10,980 and $5,675, respectively, and total accrued interest at March 31, 2026 and December 31, 2025, was $48,895 and $37,915, respectively.

The above amounts and terms of the transactions are not necessarily typical of agreements entered into by third parties.

NOTE 10 – START-UP LOAN TO CLINICS

On July 15, 2025, the Company provided a start-up loan to Aspire Regenerative Therapy in the amount of $25,000. The terms of the loan are for the principal to be repaid in 5 years at 6% interest per annum. The Company has agreed to receive interest only payments for the first year. At March 31, 2026 and December 31, 2025, the total outstanding principal balance on this loan was $25,000. For the three months ended March 31, 2026 and 2025, interest income was $375 and $0, respectively.

NOTE 11 - LEASES

The Company has an operating lease for office space and a finance lease for equipment. Leasing arrangements require fixed payments and also include an amount that is probable and will be owed under residual value guarantees, if applicable. Lease payments also include payments related to purchase or termination options when the lessee is reasonably certain to exercise the option or is reasonably certain not to exercise the option, respectively. The Company’s lease agreements do not contain any material restrictive covenants. The leases have remaining terms of 3 to 5 years. Total rent expense incurred on the operating lease for the three months ended March 31, 2026 and 2025, was $16,183 and $15,872, respectively. The Company executed a finance lease during the year ended December 31, 2024, the lease period commenced January 1, 2025, the amortization and interest expense associated with the finance lease for the three months ended March 31, 2026 and 2025, was $7,946 and $7,946, respectively.

The Company’s right-of-use assets and lease liabilities and other disclosures at March 31, 2026 and at December 31, 2025, are as follows:

	Operating Lease	Finance Lease
Right-of-use assets obtained in exchange for new lease liabilities	$168,833	$130,294
Weighted-average remaining lease term	1.6 years	3.8 years
Weighted average discount rate	7.9%	9.9%

	Operating Lease		Finance Lease
	March 31, 2026	Dec. 31, 2025	March 31, 2026	Dec. 31, 2025
Right-of-use assets	$160,447	$160,447	$130,294	$130,294
Less: amortization	66,401	52,604	27,924	22,123
Lease assets, net	$94,046	$107,843	$102,370	$108,171

Lease liabilities
Lease liabilities, current	$64,267	$63,950	$26,784	$26,784
Lease liabilities, long-term	31,809	45,918	55,586	61,387
Total lease obligation	$96,076	$109,868	$82,370	$88,171

Future payments of lease liabilities at March 31, 2026 are as follows:

Year Ending December 31,	Operating Lease	Finance Lease
2026	$47,843	$20,088
2027	54,482	26,784
2028	–	26,784
2029	–	26,784
Thereafter	–	–
	$102,325	$100,440
Less interest	(6,249)	(18,070)
Total	$96,076	$82,370

NOTE 12 – STOCKHOLDERS’ EQUITY

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

At March 31, 2026 and December 31, 2025, there were 94,404,696 Class A Common Shares issued and outstanding.

At March 31, 2026 and December 31, 2025, there were no Class B Common Shares issued and outstanding.

Preferred Stock

There are 100,000,000 shares of preferred stock authorized, par value $0.001 per share (the “Preferred Stock”), issuable in one or more series; (a) the Company designated one (1) share of Preferred Stock as “Special 2022 Series A Preferred Stock” possessing super-voting rights; (b) the Company designated 10,000,000 shares of Series A Preferred Stock; and (c) the Company designated 89,999,999 shares of Series C Preferred Stock.

Special 2022 Series A Preferred Stock. The designation of this class of preferred stock shall be “Special 2022 Series A Preferred Stock,” par value $0.001 per share (the “Special 2022 Series A Preferred Stock”). The number of authorized shares of Special 2022 Series A Preferred Stock is one (1). (A) Voting Rights. Except as otherwise required by law, the holder of the share of Special 2022 Series A Preferred Stock shall have the following rights: (1) Number of Votes; Voting with Common Stock. Except as provided by Nevada statutes or elsewhere herein, the holder of the Special 2022 Series A Preferred Stock shall vote together with the holders of Preferred Stock (including on an as converted basis), and Common Stock, of the Corporation as a single class. The holder of the share of Special 2022 Series A Preferred Stock is entitled to 60% of all votes (including, but not limited to, Common Stock, and Preferred Stock (including on an as converted basis) entitled to vote at each meeting of shareholders of the Corporation (and written actions of shareholders in lieu of meetings) with respect to any and all matters presented to the shareholders of the Corporation for their action or consideration. The share of Special 2022 Series A Preferred Stock shall not be divided into fractional shares. (2) Adverse Effects. The Corporation shall not amend, alter, or repeal the preferences, rights, powers or other terms of the Special 2022 Series A Preferred Stock so as to affect adversely the Special 2022 Series A Preferred Stock, or the holder thereof, without the written consent or affirmative vote of the holder of the Special 2022 Series A Preferred Stock given in writing or by vote at a meeting, consenting or voting (as the case may be) separately as a class. (B) Conversion. The share of the Special 2022 Series A Preferred Stock shall convert into common shares at a conversion rate of 1 preferred to 60,000,000 common shares. The holder of the Special 2022 Series A Preferred stock can affect the conversion at any time. The conversion into common is a right and is not required. (C) Dividends; Liquidation. The shares of Special 2022 Series A Preferred Stock shall not be entitled to any dividends in respect thereof and shall not participate in any proceeds available to the Corporation’s shareholders upon the liquidation, dissolution or winding up of the Corporation. (D) No Impairment. The Corporation shall not intentionally take any action which would impair the rights and privileges of the Special 2022 Series A Preferred Stock set forth herein or the rights of the holder thereof. The Corporation will not, by amendment of its articles of incorporation or through any reorganization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms to be observed or performed hereunder by the Corporation, but will, at all times, in good faith assist in the carrying out of all the provisions herein and in the taking of all such action as may be necessary or appropriate in order to protect the rights of the holder of the Special 2022 Series A Preferred Stock against impairment.

Series A Preferred Stock. The designation of this class of preferred stock shall be “Series A Preferred Stock,” par value $0.001 per share (the “Series A Preferred Stock”). The number of authorized shares of Series A Preferred Stock is ten million (10,000,000). Each share of Series A Preferred Stock shall entitle the holder to five (5) votes on any matter submitted to the shareholders of the Corporation for their vote, waiver, release or other action, to be considered in connection with the establishment of a quorum, except as may otherwise be expressly required by law or by the applicable stock exchange rules. The holders of Series A Preferred Stock shall vote together with the shares of Common Stock as one class. (c) Liquidation Rights. Upon the dissolution, liquidation or winding up of the Corporation, whether voluntary or involuntary, the holders of the then-outstanding shares of Series A Preferred Stock shall be entitled to receive out of the assets of the Corporation the sum of $.001 per share (the “Liquidation Rate”) before any payment or distribution shall be made on any other class of capital stock of the Corporation ranking junior to the Series A Preferred Stock.

Series C Preferred Stock. The designation of this class of preferred stock shall be “Series C Preferred Stock,” par value $0.001 per share (the “Series C Preferred Stock”). The number of authorized shares of Series C Preferred Stock is eighty-nine million, nine hundred ninety-nine thousand, nine hundred and ninety nine (89,999,999). Each share of Series C Preferred Stock shall entitle the holder to one (1) vote on any matter submitted to the shareholders of the Corporation for their vote, waiver, release or other action, to be considered in connection with the establishment of a quorum, except as may otherwise be expressly required by law or by the applicable stock exchange rules. The holders of Series C Preferred Stock shall vote together with the shares of Common Stock as one class.

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

At March 31, 2026 and December 31, 2025, there is one (1) share of Special 2022 Series A Preferred issued and outstanding.

At March 31, 2026 and December 31, 2025, there are zero shares of Series A Preferred issued and outstanding.

At March 31, 2026 and December 31, 2025, there are 1,750,000 shares of Series C Preferred issued and outstanding.

NOTE 13 – SEGMENT REPORTING

During the year ended December 31, 2025, the Company had three operating segments: (1) Biolete, (2) Adia Med, and (3) Adia Labs. On September 30, 2025, the Company sold its rights to the Biolete trademarks and all associated assets to Cement Factory, and as a result for the three months ended March 31, 2026, the Company had two operating segments: (1) Adia Med, and (2) Adia Labs.

	March 31, 2026	December 31, 2025
Adia Med assets	$390,839	$261,208
Adia Labs assets	230,421	25,025
Unallocated corporate assets	155,608	308,593
Total Assets	$776,868	$594,826

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

The Company chooses to disclose the following in its segment reporting requirements for the three months ended March 31, 2026:

For the three months ended March 31, 2026	Unallocated
	Corporate		ADIA	ADIA
	Overhead	Biolete	Med	Labs	Totals
Segment Revenue
Medical procedures	$–	$–	$104,850	$–	$104,850
Sales of biologics, net of discounts and refunds	–	–	–	69,775	69,775
Shipping and delivery	–	–	–	1,650	1,650
Total Segment Revenue	–	–	104,850	71,425	176,275

Cost of Revenue
Cost of goods sold	–	–	70,962	37,736	108,698

Gross Profit	–	–	33,888	33,689	67,577

Operating Expenses
General and administrative	139,328	–	41,300	1,862	182,490
Advertising and promotion	1,126	–	35,881	–	37,007
Segment Operating Expenses	140,454	–	77,181	1,862	219,497

Segment Profit (Loss)	$(140,454)	$–	$(43,293)	$31,827	$(151,920)

The Company chooses to disclose the following in its segment reporting requirements for the three months ended March 31, 2025:

For the three months ended March 31, 2025	Unallocated
	Corporate		ADIA	ADIA
	Overhead	Biolete	Med	Labs	Totals
Segment Revenue
Medical procedures	$–	$–	$70,700	$–	$70,700
Sales of biologics, net of discounts and refunds	–	–	–	–	–
Sales of supplements	–	1,064	–	–	1,064
Shipping and delivery	–	–	–	–	–
Total Segment Revenue	–	1,064	70,700	–	71,764

Cost of Revenue
Cost of goods sold	–	475	57,237	–	57,712

Gross Profit	–	589	13,463	–	14,052

Operating Expenses
General and administrative	66,441	151	36,482	–	103,074
Advertising and promotion	20,125	67	1,330	–	21,522
Segment Operating Expenses	86,566	218	37,812	–	124,596

Segment Profit (Loss)	$(86,566)	$371	$(24,349)	$–	$(110,544)

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

NOTE 15 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through May 13, 2026, the date these consolidated financial statements were available to be issued. Based on our evaluation, no material events have occurred that require further disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of Adia Nutrition, Inc.. and its consolidated subsidiaries (collectively, the “Company”) should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to the Company. This Quarterly Report on Form 10-Q includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Reference is made to the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2026.

Results of Operations

For the three months ended March 31, 2026 and 2025

Revenue

For the three months ended March 31, 2026 and 2025, the Company revenues of $176,275 and $71,764, respectively. Revenue was generated from the following sources:

	March 31, 2026		March 31, 2025
Sales of supplements	$–	0.0%	$1,064	1.5%
Medical procedures	104,850	59.5%	70,700	98.5%
Sales of biologics	69,775	39.6%	–	0.0%
Shipping and delivery	1,650	0.9%	–	0.0%
Total Revenue	$176,275	100.0%	$71,764	100.0%

Gross Profit

For the three months ended March 31, 2026 and 2025, cost of revenue was $108,698 and $57,712, respectively. Cost of revenue was as a result of the following:

	March 31, 2026		March 31, 2025
Cost of supplements	$–	0.0%	$475	0.8%
Cost for administration of medical procedures	70,962	65.3%	57,237	99.2%
Cost of biologics	37,736	34.7%	–	0.0%
Total Cost of Revenue	$108,698	100.0%	$57,712	100.0%

 As a result, our gross profit for the three months ended March 31, 2026 and 2025, was $67,577 and $14,052, respectively.

Operating Expenses

For the three months ended March 31, 2026 and 2025, we incurred total operating expenses of $219,497 and $124,596. The following is a tabular breakdown of our operating expenses for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
Operating Expenses
General and administrative	$33,778	$38,614
Advertising and promotion	37,007	21,522
Clinical trial fees	4,850	–
Corporate filings	4,005	–
Equipment leases	6,696	–
Legal and professional fees	78,809	47,814
Public relations	2,440	–
Repairs and maintenance	1,010	–
Rent	16,183	15,872
Salaries and wages	32,602	–
Utilities	866	–
Depreciation and amortization	1,251	774
Total Operating Expenses	$219,497	$124,596

Other Income (Expenses)

For the three months ended March 31, 2026 and 2025, we had other income of $375 and $0, respectively. For three months ended March 31, 2026 and 2025, we had other expenses of $10,980 and $5,675, respectively. For the three months ended March 31, 2026, other income was comprised of interest income of $375 on a loan we extended to a start-up facility. For the three months ended March 31, 2026 and 2025, other expenses were comprised of interest expenses on our line of credit facility with a related party.

Liquidity and Capital Resources

For the three months ended March 31, 2026, we had a net loss of $162,525. For the three months ended March 31, 2026, we had non cash charges of $1,251 in depreciation and amortization $13,797 in amortization of operating lease right-of-use asset, and $5,801 in the amortization of finance lease right-of-use asset. For the three months ended March 31, 2026, we had an increase in accounts receivable of $46,000, an increase in undeposited funds of $6,450, an increase in pre-paid expenses of $2,898, an increase in inventory of $84,725, an increase in accounts payable of $25,524, an increase in accrued interest on our line of credit of $10,980, an increase in deferred revenue of $204,000, and a decrease in operating lease liabilities of $22,473. As a result, we had net cash used in operating activities of $63,718 for the three months ended March 31, 2026.

For the three months ended March 31, 2025, we had a net loss of $116,219. For the three months ended March 31, 2025, we had non cash charges of $744 in depreciation and amortization $12,778 in amortization of operating lease right-of-use asset, and $4,124 in the amortization of finance lease right-of-use asset. For the three months ended March 31, 2025, we had an increase in deposit made of $26,900, a decrease in pre-paid expenses of $44,383, an increase in inventory of $2,413, an increase in accrued interest on our line of credit of $5,675, and a decrease in operating lease liabilities of $7,177. As a result, we had net cash used in operating activities of $31,175 for the three months ended March 31, 2025.

Investing Activities

For the three months ended March 31, 2026, we purchased furniture and equipment for $5,494. As a result, we had net cash used in investing activities of $5,494.

For the three months ended March 31, 2025, we invested in the Biolete trademarks for of $2,794. As a result, we had net cash used in investing activities of $2,794.

Financing Activities

For the three months ended March 31, 2026, we made payments on our finance lease obligation of $5,801, and we drew down on our line of credit facility for an additional $123,656. As a result, we had net cash provided by financing activities of $117,855.

For the three months ended March 31, 2025, we made payments on our finance lease obligation of $4,124, and we drew down on our line of credit facility for an additional $69,233. As a result, we had net cash provided by financing activities of $65,109.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated revenues of $176,275 for the three months ended March 31, 2026, with an associated net loss of $162,525, and at March 31, 2026, the Company has an accumulated deficit of $16,136,007. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern for one year after the audit report is dependent upon, among other things, its ability to generate greater revenues and its ability to obtain capital from third parties. No assurance can be given that the Company will be successful in these efforts.

Management anticipates continued growth in revenue and plans to utilize the funding resources it has available (i.e., its line of credit facility) as well as the continued identification of adequate sources of funding to provide bridge capital, financing of receivables, and operating capital for continued growth. The Company continued the use of its Reg A filing to raise additional capital; the Company received $70,000 in investments, towards this registration during the year ended December 31, 2025.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-balance Sheet Arrangements

As of March 31, 2026, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Our operations currently generate revenues from the sale of our biologic products, the performance of medical procedures, sales of ancillary products, shipping and delivery, and other services. During the three months ended March 31, 2026 and 2025, the Company had revenues of $176,275 and $71,764, respectively. Revenue was generated from the following sources:

	March 31, 2026		March 31, 2025
Sales of supplements	$–	0.0%	$1,064	1.5%
Medical procedures	104,850	59.5%	70,700	98.5%
Sales of biologics	69,775	39.6%	–	0.0%
Shipping and delivery	1,650	0.9%	–	0.0%
Total Revenue	$176,275	100.0%	$71,764	100.0%

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of March 31, 2026 and December 31, 2025, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded for the three months ended March 31, 2026 and 2025, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2026. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

Segment Reporting

During the year ended December 31, 2025, the Company had three operating segments: (1) Biolete, (2) Adia Med, and (3) Adia Labs. On September 30, 2025, the Company sold its rights to the Biolete trademarks and all associated assets to Cement Factory, and as a result for the three months ended March 31, 2026, the Company had two operating segments: (1) Adia Med, and (2) Adia Labs.

	March 31, 2026	December 31, 2025
Adia Med assets	$390,839	$261,208
Adia Labs assets	230,421	25,025
Unallocated corporate assets	155,608	308,593
Total Assets	$776,868	$594,826

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

The Company chooses to disclose the following in its segment reporting requirements for the three months ended March 31, 2026:

For the three months ended March 31, 2026	Unallocated
	Corporate		ADIA	ADIA
	Overhead	Biolete	Med	Labs	Totals
Segment Revenue
Medical procedures	$–	$–	$104,850	$–	$104,850
Sales of biologics, net of discounts and refunds	–	–	–	69,775	69,775
Shipping and delivery	–	–	–	1,650	1,650
Total Segment Revenue	–	–	104,850	71,425	176,275

Cost of Revenue
Cost of goods sold	–	–	70,962	37,736	108,698

Gross Profit	–	–	33,888	33,689	67,577

Operating Expenses
General and administrative	139,328	–	41,300	1,862	182,490
Advertising and promotion	1,126	–	35,881	–	37,007
Segment Operating Expenses	140,454	–	77,181	1,862	219,497

Segment Profit (Loss)	$(140,454)	$–	$(43,293)	$31,827	$(151,920)

The Company chooses to disclose the following in its segment reporting requirements for the three months ended March 31, 2025:

For the three months ended March 31, 2025	Unallocated
	Corporate		ADIA	ADIA
	Overhead	Biolete	Med	Labs	Totals
Segment Revenue
Medical procedures	$–	$–	$70,700	$–	$70,700
Sales of biologics, net of discounts and refunds	–	–	–	–	–
Sales of supplements	–	1,064	–	–	1,064
Shipping and delivery	–	–	–	–	–
Total Segment Revenue	–	1,064	70,700	–	71,764

Cost of Revenue
Cost of goods sold	–	475	57,237	–	57,712

Gross Profit	–	589	13,463	–	14,052

Operating Expenses
General and administrative	66,441	151	36,482	–	103,074
Advertising and promotion	20,125	67	1,330	–	21,522
Segment Operating Expenses	86,566	218	37,812	–	124,596

Segment Profit (Loss)	$(86,566)	$371	$(24,349)	$–	$(110,544)

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50 “Equity – Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date. For the three months ended March 31, 2026 and 2025, the Company had no share-based compensation.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

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

Changes in Internal Controls over Financial Reporting

During the three months ended March 31, 2026, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. To the knowledge of our management, there are no legal proceedings currently pending against us which we believe would have a material effect on our business, financial position or results of operations and, to the best of our knowledge, there are no such legal proceedings contemplated or threatened.

ITEM 1A. RISK FACTORS

As a smaller reporting company, the Company is not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2026, the Company did not issue any unregistered equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since we last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K promulgated under the Exchange Act.

During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

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

ADIA Nutrition, Inc.

Date: May 15, 2026	By: /s/ Larry Powalisz Name: Larry Powalisz Title: Chief Executive Officer

ADIA Nutrition, Inc.

Date: May 15, 2026	By: /s/ Rebecca Miller Name: Rebecca Miller Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Larry Powalisz	Chief Executive Officer and Director	May 15, 2026
Larry Powlalisz

/s/ Rebecca Miller	Chief Financial Officer	May 15, 2026
Rebecca Miller

/s/ Evan Thomas	Director	May 15, 2026
Evan Thomas

/s/ Kalpesh Barot	Director	May 15, 2026
Kalpesh Barot

/s/ Monica Sher	Director	May 15, 2026
Monica Sher

/s/ Richard Edwards	Director	May 15, 2026
Richard Edwards

