Form 10-Q
period 2026-06-30
Adia Nutrition, Inc.
filed 2026-08-13
CIK 1160420

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 13, 2026, there were 94,404,696 shares of common stock, par value $0.001 per share, of the registrant issued and outstanding.

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

3

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADIA Nutrition, Inc. and Subsidiaries

ADIA NUTRITION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2026	2025
ASSETS
Current Assets
Cash	$128,115	$79,392
Accounts receivable	44,010	33,360
Accrued interest due	625	250
Inventory
Inventory on-hand
Biologics	140,500	25,025
Prepaid expenses	29,348	23,483
Total Current Assets	342,598	161,510

Investment in non-consolidated entity	79,500	79,500
Receivable on sale of inventory asset	71,731	72,107
Loans to clinics	30,300	25,000
Deposits	10,000	10,000
Fixed assets, net of depreciation	33,495	30,695
Finance lease, net	96,455	108,171
Right of use asset - operating lease, net	79,975	107,843
Total Non Current Assets	401,456	433,316
Total Assets	$744,054	$594,826

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$5,224	$2,393
Payroll liabilities	153	153
Accrued interest – related party	60,681	37,915
Deferred revenue	64,000	14,000
Line of credit	835,312	600,000
Lease liability – current portion
Operating	64,743	63,950
Finance	26,784	26,784
Total Current Liabilities	1,056,897	745,195

Long-term lease liabilities, net of current portion
Operating	17,267	45,918
Finance	49,671	61,387
Total Non Current Liabilities	66,938	107,305
Total Liabilities	1,123,835	852,500

Stockholders' Equity (Deficit)
Special 2022 Series A Preferred Stock, $0.001 par value, 1 share authorized, issued and outstanding at June 30, 2026 and December 31, 2025.	1	1
Series A Preferred Stock, $0.001 par value, 10,000,000 shares authorized, zero issued and outstanding at June 30, 2026 and December 31, 2025.	–	–
Series C Preferred Stock, $0.001 par value, 89,999,999 shares authorized, 1,750,000 shares issued and outstanding at June 30, 2026 and December 31, 2025.	1,750	1,750
Class A Common Stock, $0.001 par value; 800,000,000 shares authorized, 94,404,696 shares issued and outstanding, at June 30, 2026 and December 31, 2025.	94,405	94,405
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized, zero issued and outstanding, at June 30, 2026 and December 31, 2025.	–	–
Shares to be issued	152,607	152,607
Additional paid-in capital	15,467,045	15,467,045
Accumulated deficit	(16,095,589)	(15,973,482)
Total Stockholders' Equity (Deficit)	(379,781)	(257,674)

Total Liabilities and Stockholders’ Equity (Deficit)	$744,054	$594,826

See accompanying notes to unaudited condensed consolidated financial statements

ADIA NUTRITION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Sales of supplements	$–	$1,091	$–	$2,155
Medical procedures	329,820	26,000	434,670	96,700
Sales of biologics	151,750	87,500	221,525	87,500
Services	–	2,267	–	2,267
Shipping and delivery	3,815	1,288	5,465	1,288
Total Revenue	485,385	118,146	661,660	189,910

Cost of Revenue
Supplements	–	188	–	663
Procedures	82,588	13,551	153,550	70,788
Biologics	120,217	78,484	157,953	78,484
Total Cost of Revenue	202,805	92,223	311,503	149,935

Gross Profit	282,580	25,923	350,157	39,975

Operating Expenses
General and administrative	23,175	40,494	56,952	72,412
Advertising and promotion	22,436	9,663	59,443	31,185
Clinical trial fees	7,175	–	12,025	–
Corporate filing fees	7,723	–	11,728	–
Equipment leases	6,696	4,464	13,392	11,160
Legal and professional fees	81,922	46,000	160,731	93,814
Public relations	2,480	–	4,920	–
Repairs and maintenance	1,152	–	2,162	–
Rent	19,748	16,130	35,931	32,002
Research and development	–	24,616	–	24,616
Salaries and wages	55,129	–	87,731	–
Utilities	1,672	–	2,538	–
Depreciation and amortization	1,443	1,143	2,695	1,916
Total Operating Expenses	230,751	142,510	450,248	267,105

Income (Loss) from Operations	51,829	(116,587)	(100,091)	(227,130)

Other Income (Expense)
Interest income	375	–	750	–
Interest expense – related party	(11,786)	(7,410)	(22,766)	(13,086)
Total Other Income (Expense)	(11,411)	(7,410)	(22,016)	(13,086)

Net Income (Loss) Before provision for Income Taxes	40,418	(123,997)	(122,107)	(240,216)

Provision for Income Taxes	–	–	–	–

NET INCOME (LOSS)	$40,418	$(123,997)	$(122,107)	$(240,216)

Net Income (Loss) Per Share: Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net Income (Loss) Per Share: Diluted	$0.00	$–	$–	$–

Weighted Average Number of Shares Outstanding: Basic	94,404,696	89,641,758	94,404,696	92,770,810
Weighted Average Number of Shares Outstanding: Diluted	161,404,696	89,641,758	94,404,696	92,770,810

See accompanying notes to unaudited condensed consolidated financial statements

ADIA NUTRITION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three and Six Months Ended June 30, 2026 and 2025

	Special 2022 Series A Preferred		Series A Preferred		Series C Preferred		Shares to be issued
	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)
Balance December 31, 2024	1	1	10,000,000	10,000	1,750,000	1,750	2,625,000	110,357

Net loss	–	–	–	–	–	–	–	–
Balance March 31, 2025	1	1	10,000,000	10,000	1,750,000	1,750	2,625,000	110,357

Cancellation of shares via court order	–	–	(10,000,000)	(10,000)	–	–	–	–
Shares to be issued for subscriptions – common stock	–	–	–	–	–	–	14,000,000	14,000
Net loss	–	–	–	–	–	–	–	–
Balance June 30, 2025	1	1	–	–	1,750,000	1,750	16,625,000	124,357

(continued)

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount ($)	Shares	Amount ($)	Capital ($)	Deficit ($)	(Deficit) ($)
Balance December 31, 2024	95,899,861	95,900	–	–	15,385,550	(15,578,018)	25,540

Net loss	–	–	–	–	–	(116,219)	(116,219)
Balance March 31, 2025	95,899,861	95,900	–	–	15,385,550	(15,694,237)	(90,679)

Cancellation of shares via court order	(15,495,165)	(15,495)	–	–	25,495	–	–
Shares to be issued for subscriptions – common stock	–	–	–	–	56,000	–	70,000
Net loss	–	–	–	–	–	(123,997)	(123,997)
Balance June 30, 2025	80,404,696	80,405	–	–	15,467,045	(15,818,234)	(144,676)

	Special 2022 Series A Preferred		Series A Preferred		Series C Preferred		Shares to be issued
	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)
Balance December 31, 2025	1	1	–	–	1,750,000	1,750	2,875,000	152,607

Net loss	–	–	–	–	–	–	–	–
Balance March 31, 2026	1	1	–	–	1,750,000	1,750	2,875,000	152,607

Net loss	–	–	–	–	–	–	–	–
Balance June 30, 2026	1	1	–	–	1,750,000	1,750	2,875,000	152,607

(continued)

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount ($)	Shares	Amount ($)	Capital ($)	Deficit ($)	(Deficit) ($)
Balance December 31, 2025	94,404,696	94,405	–	–	15,467,045	(15,973,482)	(257,674)

Net loss	–	–	–	–	–	(162,525)	(162,525)
Balance March 31, 2026	94,404,696	94,405	–	–	15,467,045	(16,136,007)	(420,199)

Net loss	–	–	–	–	–	40,418	40,418
Balance June 30, 2026	94,404,696	94,405	–	–	15,467,045	(16,095,589)	(379,781)

See accompanying notes to unaudited condensed consolidated financial statements

ADIA NUTRITION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2026	2025
Cash Flows From Operating Activities:
Net Loss	$(122,107)	$(240,216)
Adjustments to reconcile net loss to net cash used in operations
Depreciation and amortization	2,695	1,916
Amortization of right of use asset - operating	27,868	25,802
Amortization of right-of-use asset - financing	11,716	8,351
Changes in operating assets and liabilities:
Accounts receivable	(11,025)	(2,267)
Receivable on sale of inventory asset	376	–
Prepaid expenses	(5,865)	7,285
Inventory	(115,475)	40,116
Accounts payable	2,831	(1,880)
Accrued interest – line of credit	22,766	13,086
Deferred revenue	50,000	–
Lease liability - operating	(27,858)	(19,734)
Net Cash Used for Operating Activities	(164,078)	(167,541)

Cash Flows From Investing Activities:
Purchase of furniture & equipment	(5,495)	(13,199)
Loans to clinics	(5,300)	–
Purchase of intangible assets	–	(3,604)
Net Used for Investing Activities	(10,795)	(16,803)

Cash Flows From Financing Activities:
Payments made on lease liability - finance	(11,716)	(8,351)
Proceeds from sale of common stock	–	70,000
Line of credit	235,312	231,471
Net Cash Provided by Financing Activities	223,596	293,120

Net Increase in Cash	48,723	108,776

Cash at Beginning of Year	79,392	6,323

Cash at End of Period	$128,115	$115,099

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Shares to be issued for investment in non-consolidated business entity	$–	$79,500
Cancellation of shares	$–	$25,495

See accompanying notes to unaudited condensed consolidated financial statements

ADIA NUTRITION, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated revenues of $661,660 for the six months ended June 30, 2026, with an associated net loss of $122,107, and at June 30, 2026, the Company has an accumulated deficit of $16,095,589. The Company did generate a net income of $40,418 for the three months ended June 30, 2026, in addition to significantly higher revenue during the three months ended June 30, 2026 versus the three months ended March 31, 2026. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern for one year after the audit report is dependent upon, among other things, its ability to generate greater revenues and its ability to obtain capital from third parties. No assurance can be given that the Company will be successful in these efforts.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that (1) recorded transactions are valid; (2) valid transactions are recorded; and (3) transactions are recorded in the proper period in a timely manner to produce consolidated financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

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

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. These expenses were $22,436 and $9,663 for the three months ended June 30, 2026 and 2025, respectively, and $59,443, and $31,185 for the six months ended June 30, 2026 and 2025, respectively.

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

Our operations currently generate revenues from the sale of our biologic products, the performance of medical procedures, sales of ancillary products, shipping and delivery, and other services. During the six months ended June 30, 2026 and 2025, the Company had revenues of $661,660 and $189,910, respectively. Revenue was generated from the following sources:

	June 30, 2026		June 30, 2025
Sales of supplements	$–	0.0%	$2,155	1.1%
Medical procedures	434,670	65.7%	96,700	50.9%
Sales of biologics	221,525	33.5%	87,500	46.1%
Services	–	–	2,267	1.2%
Shipping and delivery	5,465	0.8%	1,288	0.7%
Total Revenue	$661,660	100.0%	$189,910	100.0%

Costs of Revenues

Our policy is to recognize costs of revenue in the same manner in conjunction with revenue recognition. Cost of revenues include the costs directly attributable to revenue. Cost of revenue was the cost of our supplement products, the fees associated with the administration of medical procedures, and costs of our biologic products. For the six months ended June 30, 2026 and 2025, cost of revenue was $311,503 and $149,935, respectively. Cost of revenue was as a result of the following:

	June 30, 2026		June 30, 2025
Cost of supplements	$–	0.0%	$663	0.4%
Cost for administration of medical procedures	153,550	49.3%	70,788	47.2%
Cost of biologics	157,953	50.7%	78,484	52.4%
Total Cost of Revenue	$311,503	100.0%	$149,935	100.0%

Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, “Income Taxes”. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. All of the Company’s deferred tax assets were offset by a full valuation allowance for June 30, 2026 and December 31, 2025.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2026. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

Earnings (loss) per share

Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted income (loss) per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and upon the conversion of notes. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. The number of potentially dilutive common shares (if the preferred shares were converted) for the three and six months ended June 30, 2026 and 2025, are 67,000,000.

Inventory

Inventories are carried at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. Net realizable value is the estimated selling price in the ordinary course of business, less the estimated costs of applicable variable selling expenses. Management periodically evaluates if a reserve is necessary, and management determined that a reserve was not necessary at June 30, 2026 and December 31, 2025.

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

Fixed Assets

The Company follows ASC 360, “Property, Plant, and Equipment,” for its fixed assets. Equipment is stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets (3 to 7 years for equipment). Depreciation expense for the three months ended June 30, 2026 and 2025, was $1,443 and $1,143, respectively, and $2,695 and $1,916 for the six months ended June 30, 2026 and 2025, respectively.

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50 “Equity – Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date. For the three months ended June 30, 2026 and 2025, the Company did not have any share-based compensation.

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

Accordingly, no allowance for credit losses has been recorded as of June 30, 2026 and December 31, 2025, and no credit loss expense related to accounts receivable was recognized during the three and six months ended June 30, 2026 and the year ended December 31, 2025.

NOTE 5 - INVENTORY

Inventory consists of the following:

	June 30, 2026	December 31, 2025
Biologic products	$140,500	$25,025
Total Inventory	$140,500	$25,025

NOTE 6 – FIXED ASSETS, NET

Fixed assets, net, consists of the following:

	June 30, 2026	December 31, 2025
Furniture and fixtures	$5,332	$5,332
Machinery and equipment	35,193	29,698
Property and equipment, gross	40,525	35,030
Less: Accumulated depreciation	(7,030)	(4,335)
Total Fixed Assets, Net	$33,495	$30,695

NOTE 7 – ACQUISITION OF NEW BUSINESS

On July 11, 2024, the Company acquired a 100% membership interest in Biolete, LLC, a company involved in the development of a protein coffee with mushroom extracts. This acquisition was treated as an asset acquisition valued at $72,000, in which the Company received $70,000 in inventory, and a trademark on the product valued at $2,000. Subsequently, the Company invested additional monies to acquire additional trademarks. Consideration provided for this acquisition was the issuance of 1,750,000 shares of the Company’s Series C Preferred Stock. Going forward from the acquisition date the revenue and expenses associated with the Biolete brand have been consolidated with the Company’s reported financials.

On September 30, 2025, the Company sold the inventory on hand and the associated trademarks of the Biolete brand to Cement Factory, in which the Company continues to hold an 18% membership interest. The Company transferred the inventory at cost totaling $66,192, all of the trademarks on the Biolete brands net of amortization totaling $5,463, and the cost of the investment into the Biolete website totaling $706, as a result the Company has recorded a receivable in the amount of $72,361 on the transfer date. During the six months ended June 30, 2026 and the year ended December 31, 2025, Cement Factory made payments totaling $376 and $254, respectively, toward this receivable, resulting in an amount due of $71,731 at June 30, 2026 and December 31, 2025, respectively.

NOTE 8 – INVESTMENT IN NON-CONSOLIDATED BUSINESS ENTITY

On July 29, 2024, the Company acquired a 7% membership interest in Cement Factory Nutrition, a health and wellness company. Consideration provided for this acquisition was the issuance of 1,875,000 shares of the Company’s Series C Preferred Stock. On September 24, 2024, the agreement for the acquisition of the membership interest in Cement Factory Nutrition was rescinded and replaced with the acquisition of 18% membership interest in Cement Factory, LLC. Going forward, the Company will receive 18% dividend income from Cement Factory paid annually at the end of each calendar year based on profitability. Our investment in Cement Factory, LLC is stated at cost, as our investment in this entity constitutes less than 20% in Cement Factory, LLC and does not provide the Company control over this entity. To date, Cement Factory has not generated a profit; as a result, for the three and six months ended June 30, 2026 and 2025, the Company did not receive any dividend income.

NOTE 9 – RELATED PARTY TRANSACTIONS

On June 30, 2024, the Company entered into an agreement with the Chief Executive Officer of the Company for an unsecured $500,000 line of credit facility. Total credit was increased to $750,000 with the addition of another $250,000 line of credit facility on June 12, 2025, and an additional $250,000 on May 12, 2026, bearing the same terms as the original line of credit. The total line of credit available from the Chief Executive Officer is currently $1,000,000. The line of credit bears interest of 6% per annum calculated on a daily basis, and there is no stated maturity date. The entire unpaid principal balance plus any accrued but unpaid interest shall be due and payable twelve months from the date of receipt of demand of payment by the lender. During the year ended December 31, 2025, the Company received advances of $231,471 and during the six months ended June 30, 2026, the Company received advances of $362,812 and repaid a total of $127,500. At June 30, 2026 and December 31, 2025, the total outstanding principal balance on this line of credit facility was $835,312 and $600,000, respectively. For the three months ended June 30, 2026 and 2025, interest expense was $11,786 and $7,410, respectively, and for the six months ended June 30, 2026 and 2025, interest expense was $22,766 and $13,086,  respectively, and total accrued interest at June 30, 2026 and December 31, 2025, was $60,681 and $37,915, respectively.

The above amounts and terms of the transactions are not necessarily typical of agreements entered into by third parties.

NOTE 10 – LOANS TO CLINICS

On July 15, 2025, the Company provided a start-up loan to Aspire Regenerative Therapy in the amount of $25,000. The terms of the loan are for the principal to be repaid in 5 years at 6% interest per annum. The Company has agreed to receive interest only payments for the first year. At June 30, 2026 and December 31, 2025, the total outstanding principal balance on this loan was $25,000. For the three months ended June 30, 2026 and 2025, interest income was $375 and $0, respectively, and $750 and $0 for the six months ended June 30, 2026 and 2025, respectively.

On April 6, 2026, the Company paid the IRB fees on behalf of Greater Atlanta Integrative Pediatirics (“GAIP”) required to conduct a clinical study for autism. The payment of the fees are treated as a loan to GAIP in the amount of $5,300. GAIP will pay the Company an additional $100 per vial of biologics order from the Company until the balance of the loan is repaid. For the three and six months ended June 30, 2026 and 2025, there were no repayments towards this loan, and at June 30, 2026, the balance of the loan is $5,300.

NOTE 11 - LEASES

The Company has an operating lease for office space and a finance lease for equipment. Leasing arrangements require fixed payments and also include an amount that is probable and will be owed under residual value guarantees, if applicable. Lease payments also include payments related to purchase or termination options when the lessee is reasonably certain to exercise the option or is reasonably certain not to exercise the option, respectively. The Company’s lease agreements do not contain any material restrictive covenants. The leases have remaining terms of 3 to 5 years. The Company executed a finance lease during the year ended December 31, 2024, the lease period commenced January 1, 2025.

The Company’s right-of-use assets and lease liabilities and other disclosures at June 30, 2026 and at December 31, 2025, are as follows:

	Operating Lease	Finance Lease
Right-of-use assets obtained in exchange for new lease liabilities	$168,833	$130,294
Weighted-average remaining lease term	1.4 years	3.5 years
Weighted average discount rate	7.9%	9.9%

	Operating Lease		Finance Lease
	June 30, 2026	Dec. 31, 2025	June 30, 2026	Dec. 31, 2025
Right-of-use assets	$160,447	$160,447	$130,294	$130,294
Less: amortization	80,472	52,604	33,839	22,123
Lease assets, net	$79,975	$107,843	$96,455	$108,171

Lease liabilities
Lease liabilities, current	$64,743	$63,950	$26,784	$26,784
Lease liabilities, long-term	17,267	45,918	49,671	61,387
Total lease obligation	$82,010	$109,868	$76,455	$88,171

Future payments of lease liabilities at June 30, 2026 are as follows:

Year Ending December 31,	Operating Lease	Finance Lease
2026	$32,054	$13,392
2027	54,482	26,784
2028	–	26,784
2029	–	26,784
Thereafter	–	–
	$86,536	$93,744
Less interest	(4,526)	(17,289)
Total	$82,010	$76,455

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

At June 30, 2026 and December 31, 2025, there were 94,404,696 Class A Common Shares issued and outstanding.

At June 30, 2026 and December 31, 2025, there were no Class B Common Shares issued and outstanding.

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

At June 30, 2026 and December 31, 2025, there is one (1) share of Special 2022 Series A Preferred issued and outstanding.

At June 30, 2026 and December 31, 2025, there are zero shares of Series A Preferred issued and outstanding.

At June 30, 2026 and December 31, 2025, there are 1,750,000 shares of Series C Preferred issued and outstanding.

NOTE 13 – SEGMENT REPORTING

During the year ended December 31, 2025, the Company had three operating segments: (1) Biolete, (2) Adia Med, and (3) Adia Labs. On September 30, 2025, the Company sold its rights to the Biolete trademarks and all associated assets to Cement Factory, and as a result for the six months ended June 30, 2026, the Company had two operating segments: (1) Adia Med, and (2) Adia Labs.

	June 30, 2026	December 31, 2025
Adia Med assets	$284,709	$261,208
Adia Labs assets	305,625	25,025
Unallocated corporate assets	153,720	308,593
Total Assets	$744,054	$594,826

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

The Company chooses to disclose the following in its segment reporting requirements for the six months ended June 30, 2026:

For the six months ended June 30, 2026	Unallocated
	Corporate		ADIA	ADIA
	Overhead	Biolete	Med	Labs	Totals
Segment Revenue
Medical procedures	$–	$–	$434,670	$–	$434,670
Sales of biologics, net of discounts and refunds	–	–	–	221,525	221,525
Shipping and delivery	–	–	–	5,465	5,465
Total Segment Revenue	–	–	434,670	226,990	661,660

Cost of Revenue
Cost of goods sold	–	–	153,550	157,953	311,503

Gross Profit	–	–	281,120	69,037	350,157

Operating Expenses
General and administrative	231,318	–	137,141	22,346	390,805
Advertising and promotion	1,126	–	58,317	–	59,443
Segment Operating Expenses	232,444	–	195,458	22,346	450,248

Segment Profit (Loss)	$(232,444)	$–	$85,662	$46,691	$(100,091)

The Company chooses to disclose the following in its segment reporting requirements for the six months ended June 30, 2025:

For the six months ended June 30, 2025	Unallocated
	Corporate		ADIA	ADIA
	Overhead	Biolete	Med	Labs	Totals
Segment Revenue
Medical procedures	$–	$–	$96,700	$–	$96,700
Sales of biologics, net of discounts and refunds	–	–	–	87,500	87,500
Sales of supplements	–	2,155	–	–	2,155
Services	2,267	–	–	1,288	3,555
Total Segment Revenue	2,267	2,155	96,700	88,788	189,910

Cost of Revenue
Cost of goods sold	–	663	70,788	78,484	149,935

Gross Profit	2,267	1,492	25,912	10,304	39,975

Operating Expenses
General and administrative	146,094	368	89,151	307	235,920
Advertising and promotion	24,617	67	6,484	17	31,185
Segment Operating Expenses	170,711	435	95,635	324	267,105

Segment Profit (Loss)	$(168,444)	$1,057	$(69,723)	$9,980	$(227,130)

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

NOTE 15 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through August 13, 2026, the date these consolidated financial statements were available to be issued. Based on our evaluation, the following material events have occurred that require further disclosure:

On July 27, 2026, the Company issued a total of 2,625,000 shares of the Company’s Preferred C stock . The shares were issued to three directors and the shares due to Cement Factory.

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

Results of Operations

For the six months ended June 30, 2026 and 2025

Revenue

For the six months ended June 30, 2026 and 2025, the Company revenues of $661,660 and $189,910, respectively. Revenue was generated from the following sources:

	For the six months ended		For the six months ended
	June 30, 2026		June 30, 2025
Sales of supplements	$–	0.0%	$2,155	1.1%
Medical procedures	434,670	65.7%	96,700	50.9%
Sales of biologics	221,525	33.5%	87,500	46.1%
Services	–	–	2,267	1.2%
Shipping and delivery	5,465	0.8%	1,288	0.7%
Total Revenue	$661,660	100.0%	$189,910	100.0%

Gross Profit

For the six months ended June 30, 2026 and 2025, cost of revenue was $311,503 and $149,935, respectively. Cost of revenue was as a result of the following:

	For the six months ended		For the six months ended
	June 30, 2026		June 30, 2025
Cost of supplements	$–	0.0%	$663	0.4%
Cost for administration of medical procedures	153,550	49.3%	70,788	47.2%
Cost of biologics	157,953	50.7%	78,484	52.4%
Total Cost of Revenue	$311,503	100.0%	$149,935	100.0%

As a result, our gross profit for the six months ended June 30, 2026 and 2025, was $350,157 and $39,975, respectively.

Operating Expenses

For the six months ended June 30, 2026 and 2025, we incurred total operating expenses of $450,248 and $267,105. The following is a tabular breakdown of our operating expenses for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended June 30,
	2026	2025
Operating Expenses
General and administrative	$56,952	$72,412
Advertising and promotion	59,443	31,185
Clinical trial fees	12,025	–
Corporate filing fees	11,728	–
Equipment leases	13,392	11,160
Legal and professional fees	160,731	93,814
Public relations	4,920	–
Repairs and maintenance	2,162	–
Rent	35,931	32,002
Research and development	–	24,616
Salaries and wages	87,731	–
Utilities	2,538	–
Depreciation and amortization	2,695	1,916
Total Operating Expenses	$450,248	$267,105

Other Income (Expenses)

For the six months ended June 30, 2026 and 2025, we had other income of $750 and $0, respectively. For six months ended June 30, 2026 and 2025, we had other expenses of $22,766 and $13,086, respectively. For the six months ended June 30, 2026, other income was comprised of interest income on a loan we extended to a start-up facility. For the six months ended June 30, 2026 and 2025, other expenses were comprised of interest expenses on our line of credit facility with a related party.

For the three months ended June 30, 2026 and 2025

Revenue

For the three months ended June 30, 2026 and 2025, the Company revenues of $485,385 and $118,146, respectively. Revenue was generated from the following sources:

	For the three months ended		For the three months ended
	June 30, 2026		June 30, 2025
Sales of supplements	$–	0.0%	$1,091	0.9%
Medical procedures	329,820	68.0%	26,000	22.1%
Sales of biologics	151,750	31.2%	87,500	74.1%
Services	–	–	2,267	1.9%
Shipping and delivery	3,815	0.8%	1,288	1.0%
Total Revenue	$485,385	100.0%	$118,146	100.0%

Gross Profit

For the three months ended June 30, 2026 and 2025, cost of revenue was $202,805 and $92,223, respectively. Cost of revenue was as a result of the following:

	For the three months ended		For the three months ended
	June 30, 2026		June 30, 2025
Cost of supplements	$–	0.0%	$188	0.2%
Cost for administration of medical procedures	82,588	40.7%	13,551	14.7%
Cost of biologics	120,217	59.3%	78,484	85.1%
Total Cost of Revenue	$202,805	100.0%	$92,223	100.0%

As a result, our gross profit for the three months ended June 30, 2026 and 2025, was $282,580 and $25,923, respectively.

Operating Expenses

For the three months ended June 30, 2026 and 2025, we incurred total operating expenses of $230,751 and $142,510. The following is a tabular breakdown of our operating expenses for the six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,
	2026	2025
Operating Expenses
General and administrative	$23,175	$40,494
Advertising and promotion	22,436	9,663
Clinical trial fees	7,175	–
Corporate filing fees	7,723	–
Equipment leases	6,696	4,464
Legal and professional fees	81,922	46,000
Public relations	2,480	–
Repairs and maintenance	1,152	–
Rent	19,748	16,130
Research and development	–	24,616
Salaries and wages	55,129	–
Utilities	1,672	–
Depreciation and amortization	1,443	1,143
Total Operating Expenses	$230,751	$142,510

Other Income (Expenses)

For the three months ended June 30, 2026 and 2025, we had other income of $375 and $0, respectively. For three months ended June 30, 2026 and 2025, we had other expenses of $11,786 and $7,410, respectively. For the three months ended June 30, 2026, other income was comprised of interest income on a loan we extended to a start-up facility. For the six months ended June 30, 2026 and 2025, other expenses were comprised of interest expenses on our line of credit facility with a related party.

Liquidity and Capital Resources

For the six months ended June 30, 2026, we had a net loss of $122,107. For the six months ended June 30, 2026, we had non cash charges of $2,695 in depreciation and amortization, $27,868 in amortization of operating lease right-of-use asset, and $11,716 in the amortization of finance lease right-of-use asset. For the six months ended June 30, 2026, we had an increase in accounts receivable of $11,025, a decrease in receivable on sale of inventory asset of $376, an increase in pre-paid expenses of $5,865, an increase in inventory of $115,475, an increase in accounts payable of $2,831, an increase in accrued interest on our line of credit of $22,766, an increase in deferred revenue of $50,000, and a decrease in operating lease liabilities of $27,858. As a result, we had net cash used in operating activities of $164,078 for the six months ended June 30, 2026.

For the six month ended June 30, 2025, we had a net loss of $240,216. For the six months ended June 30, 2025, we had non cash charges of $1,916 in depreciation and amortization, $25,802 in amortization of operating lease right-of-use asset, and $8,351 in the amortization of finance lease right-of-use asset. For the six months ended June 30, 2025, we had an increase in accounts receivable of $2,267, a decrease in pre-paid expenses of $7,285, a decrease in inventory of $40,116, a decrease in accounts payable of $1,880, an increase in accrued interest on our line of credit of $13,086, and a decrease in operating lease liabilities of $19,734. As a result, we had net cash used in operating activities of $167,541 for the six months ended June 30, 2025.

Investing Activities

For the six months ended June 30, 2026, we purchased additional equipment in the amount of $5,495, and provided additional funds to clinics in the amount of $5,300. As a result, we had net cash used in investing activities of $10,795.

For the six months ended June 30, 2025, purchase additional furniture and equipment in the amount of $13,199, we invested in the Biolete trademarks for of $3,604. As a result, we had net cash used in investing activities of $16,803.

Financing Activities

For the six months ended June 30, 2026, we made payments on our finance lease obligation of $11,716, and we drew down on our line of credit facility for an additional $235,312. As a result, we had net cash provided by financing activities of $223,596.

For the six months ended June 30, 2025, we made payments on our finance lease obligation of $8,351, has proceeds from the sale of our common stock of $70,000, and we drew down on our line of credit facility for an additional $231,471. As a result, we had net cash provided by financing activities of $293,120.

Plan of Operation

Over the next twelve months, we expect to incur costs and expenses related to:

•	maintaining our corporate existence, such as annual fees due to the State of Nevada and any other state in which we conduct business;
•	filing periodic reports under the Exchange Act, including filing, accounting and legal fees;
•	operating our business in a proper and ethical manner.

We expect to incur costs associated with filing reports under the Exchange Act over the next twelve months of approximately $100,000. Costs associated with operating our business based upon current operating expenses are projected to be in the range of $450,000 to $750,000. We anticipate our cost of revenue to be approximately 35% to 45% of revenue. Based upon our performance during 2025 and 2024, and the current year to date, we anticipate that our expenses should be able to be satisfied by our profitability, although this can not be assured. If we are unable to cover our expenses with our gross profit, we may be required to obtain capital from third parties.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated revenues of $661,660 for the six months ended June 30, 2026, with an associated net loss of $122,107, and at June 30, 2026, the Company has an accumulated deficit of $16,095,589. The Company did generate a net income of $40,418 for the three months ended June 30, 2026, in addition to significantly higher revenue during the three months ended June 30, 2026 versus the three months ended March 31, 2026. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern for one year after the audit report is dependent upon, among other things, its ability to generate greater revenues and its ability to obtain capital from third parties. No assurance can be given that the Company will be successful in these efforts.

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

Off-balance Sheet Arrangements

As of June 30, 2026, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Our operations currently generate revenues from the sale of our biologic products, the performance of medical procedures, sales of ancillary products, shipping and delivery, and other services. During the six months ended June 30, 2026 and 2025, the Company had revenues of $661,660 and $189,910, respectively. Revenue was generated from the following sources:

	June 30, 2026		June 30, 2025
Sales of supplements	$–	0.0%	$2,155	1.1%
Medical procedures	434,670	65.7%	96,700	50.9%
Sales of biologics	221,525	33.5%	87,500	46.1%
Services	–	–	2,267	1.2%
Shipping and delivery	5,465	0.8%	1,288	0.7%
Total Revenue	$661,660	100.0%	$189,910	100.0%

Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, “Income Taxes”. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. All of the Company’s deferred tax assets were offset by a full valuation allowance for June 30, 2026 and December 31, 2025.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2026. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

Segment Reporting

During the year ended December 31, 2025, the Company had three operating segments: (1) Biolete, (2) Adia Med, and (3) Adia Labs. On September 30, 2025, the Company sold its rights to the Biolete trademarks and all associated assets to Cement Factory, and as a result for the six months ended June 30, 2026, the Company had two operating segments: (1) Adia Med, and (2) Adia Labs.

	June 30, 2026	December 31, 2025
Adia Med assets	$284,709	$261,208
Adia Labs assets	305,625	25,025
Unallocated corporate assets	153,720	308,593
Total Assets	$744,054	$594,826

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

The Company chooses to disclose the following in its segment reporting requirements for the six months ended June 30, 2026:

For the six months ended June 30, 2026	Unallocated
	Corporate		ADIA	ADIA
	Overhead	Biolete	Med	Labs	Totals
Segment Revenue
Medical procedures	$–	$–	$434,670	$–	$434,670
Sales of biologics, net of discounts and refunds	–	–	–	221,525	221,525
Shipping and delivery	–	–	–	5,465	5,465
Total Segment Revenue	–	–	434,670	226,990	661,660

Cost of Revenue
Cost of goods sold	–	–	153,550	157,953	311,503

Gross Profit	–	–	281,120	69,037	350,157

Operating Expenses
General and administrative	231,318	–	137,141	22,346	390,805
Advertising and promotion	1,126	–	58,317	–	59,443
Segment Operating Expenses	232,444	–	195,458	22,346	450,248

Segment Profit (Loss)	$(232,444)	$–	$85,662	$46,691	$(100,091)

The Company chooses to disclose the following in its segment reporting requirements for the six months ended June 30, 2025:

For the six months ended June 30, 2025	Unallocated
	Corporate		ADIA	ADIA
	Overhead	Biolete	Med	Labs	Totals
Segment Revenue
Medical procedures	$–	$–	$96,700	$–	$96,700
Sales of biologics, net of discounts and refunds	–	–	–	87,500	87,500
Sales of supplements	–	2,155	–	–	2,155
Services	2,267	–	–	1,288	3,555
Total Segment Revenue	2,267	2,155	96,700	88,788	189,910

Cost of Revenue
Cost of goods sold	–	663	70,788	78,484	149,935

Gross Profit	2,267	1,492	25,912	10,304	39,975

Operating Expenses
General and administrative	146,094	368	89,151	307	235,920
Advertising and promotion	24,617	67	6,484	17	31,185
Segment Operating Expenses	170,711	435	95,635	324	267,105

Segment Profit (Loss)	$(168,444)	$1,057	$(69,723)	$9,980	$(227,130)

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50 “Equity – Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date. For the three and six months ended June 30, 2026 and 2025, the Company had no share-based compensation.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures concluded as of June 30, 2026. Based upon this evaluation, our principal executive officer and principal financial officer concluded as of June 30, 2026, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

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

Changes in Internal Controls over Financial Reporting

During the six months ended June 30, 2026, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three and six months ended June 30, 2026, the Company did not issue any unregistered equity securities.

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

During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

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

ADIA Nutrition, Inc.

Date: August 13, 2026	By: /s/ Larry Powalisz Name: Larry Powalisz Title: Chief Executive Officer

ADIA Nutrition, Inc.

Date: August 13, 2026	By: /s/ Rebecca Miller Name: Rebecca Miller Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Larry Powalisz	Chief Executive Officer and Director	August 13, 2026
Larry Powlalisz

/s/ Rebecca Miller	Chief Financial Officer	August 13, 2026
Rebecca Miller

/s/ Evan Thomas	Director	August 13, 2026
Evan Thomas

/s/ Kalpesh Barot	Director	August 13, 2026
Kalpesh Barot

/s/ Monica Sher	Director	August 13, 2026
Monica Sher

/s/ Richard Edwards	Director	August 13, 2026
Richard Edwards

